Form 10-Q
period 2014-12-31
FRONTERA GROUP INC.
filed 2015-01-27
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-198524

Frontera Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8670 W. Cheyenne, Suite 120 Las Vegas, Nevada	89129
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (702) 718-0140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 23, 2015
Common Stock, $0.001 par value	4,000,000

FRONTERA GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTERA GROUP INC.

December 31, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Balance Sheets at December 31, 2014 (Unaudited) and June 30, 2014	F-1

Statement of Operations for the Three and Six Months Ended December 31, 2014 and for the Period from November 21, 2013 (Inception) through December 31, 2013 (Unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the Period from November 21, 2013 (Inception) through December 31, 2014 (Unaudited)	F-3

Statement of Cash Flows for the Six Months Ended December 31, 2014 and for the Period from November 21, 2013 (Inception) through December 31, 2013 (Unaudited)	F-4

Notes to the Financial Statements(Unaudited)	F-5

FRONTERA GROUP INC.
BALANCE SHEET

	December 31, 2014	June 30, 2014
	(Unaudited)

ASSETS

Current Assets:
Cash	$ 1,015	$ 6,616
Accounts receivable	4,500	-
Total current assets	5,515	6,616

Total Assets	$ 5,515	$ 6,616

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 13,058	$ 7,901
Accrued compensation – officers	9,900	4,500
Advance from CEO	7,500	7,500

Total current liabilities	30,458	19,901

Total liabilities	30,458	19,901

Commitments and Contingencies

Stockholders' Deficit:
Common stock par value $0.001 per share: 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Accumulated Deficit	(28,943)	(17,285)

Total stockholders' deficit	(24,943)	(13,285)

Total Liabilities and Stockholders' Deficit	$ 5,515	$ 6,616

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENT OF OPERATIONS
(Unaudited)
			Period from
	Three Months	Six Months	November 21, 2013
	Ended	Ended	(Inception) to
	December 31, 2014	December 31, 2014	December 31, 2013

Revenue	$ 4,500	$ 12,300	$ -
Cost of Revenue	1,350	2,700	-

Gross Profit	3,150	9,600	-

Operating Expenses:
Compensation - officers	1,350	2,700
Auditing and review	1,850	7,650	-
Accounting	1,500	3,500	-
SEC filing	3,005	4,395	-
General and administrative	1,652	3,013	550

Total operating expenses	9,357	21,258	550

Loss Before Income Tax Provision	(6,207)	(11,658)	(550)

Income Tax Provision	-	-	-

Net Loss	$ (6,207)	$ (11,658)	$ (550)

Earnings Per Common Share:
- Basic and Diluted	$ (0.00)	$ (0.00)	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	4,000,000	4,000,000	-

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENT OF CHANGE IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM NOVEMBER 21, 2013 (INCEPTION) THROUGH DECEMBER 31, 2014
(Unaudited)

				Total
	Common stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance, November 21, 2013 (Inception)	-	$ -	$ -	$ -

Common stock issued for cash, at $.001 par value,
in January, March 2014	4,000,000	4,000	-	4,000

Net loss	-	-	(17,285)	(17,285)

Balance , June 30, 2014	4,000,000	4,000	(17,285)	(13,285)

Net loss	-	-	(11,658)	(11,658)

Balance , December 31, 2014	4,000,000	$ 4,000	$ (28,943)	$ (24,943)

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENT OF CASH FLOWS
(Unaudited)
		For the Period from
	For the Six Months	November 21, 2013
	Ended	(Inception) to
	December 31, 2014	December 31, 2013

Operating Activities:
Net loss	$ (11,658)	$ (550)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	(4,500)	-
Accounts payable and accrued expenses	5,157	550
Accrued compensation - officers	5,400	-

Net Cash Used In Operating Activities	(5,601)	-

Net Change in Cash	(5,601)	-

Cash - Beginning of Period	6,616	-

Cash - End of Period	$ 1,015	$ -

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -

Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

FRONTERA GROUP INC.

December 31, 2014

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Frontera Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 21, 2013.  Frontera Group Inc. is a full service product launch and marketing agency.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2014 and notes thereto contained in the information as part of the Company’s Registration Statement on the Form S-1, which was filed with the Securities and Exchange Commission on September 3, 2014.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)       Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)     Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)    Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts.

Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable.

The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received.  The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts at December 31, 2014 or June 30, 2014.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include: a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act)  of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.

The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially debt or equity instruments issued and outstanding at any time during the period from Inception (November 21, 2013) through December 31, 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

  Identify the contract(s) with the customer
  Identify the performance obligations in the contract
  Determine the transaction price
  Allocate the transaction price to the performance obligations in the contract
  Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

  Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
  Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
  Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award.

Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).

The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period ended December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and six months ended December 31, 2014 and for the period from November 21, 2013 (Inception) through December 31, 2013 were as follows:

	For the Three Months Ended December 31, 2014	For the Period from November 21, 2013 (Inception) to December 31, 2013	For the Six Months Ended December 31, 2014

President, Chief Executive Officer	$ 1,500*	$ -	$ 3,000*
Chief Financial Officer, Secretary and Treasurer	1,200	-	2,400
	$ 2,700	$ -	$ 5,400

*During the three and six months ended December 31, 2014, $1,350 and $2,700 of these related party consulting services was recognized in cost of revenues and $1,350 and $2,700 in officers’ compensation within operating expenses respectively.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2014 and June 30, 2014, the advance balance was $7,500.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

In January and March of 2014, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

Frontera Group Inc. (“the Company”, “we”, “us” or “our”) is an export management company providing business development and market consultancy services that assist small and medium-sized businesses in entering new markets in Central and South America. Our target clients are manufacturers of food products, who are looking for assistance in the areas of marketing, sales and logistics as they expand their sales territories. We specifically target these types of companies because of experience of our management in providing marketing and distribution services to manufacturer of food products.

We generate revenue by providing consulting services to small and medium businesses.  We acquire customers through direct marketing, referrals and our primary website, www.fronteragroupinc.com.

Frontera Group Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (November 21, 2013) have been considered as part of the Company’s development stage activities.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Frontera Group has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Our services will include:

Market and Competitor Research

Breaking into new markets is inherently risky due to the unfamiliarity of the competition and consumer demand. Our comprehensive market and competitor research allows our customers to have insight into their new target market. Our customers are better able to price their products and services competitively and position their brand effectively. Market research services include market, economic and political overview, logistics and cost environment, partnership identification, competitor research including availability of distribution channels, competitor promotional strategies and identification of specific differentiation opportunities. Market and competitor research is the first step for a client's launch into a new market. These services are billed on a project basis, with the scope determined in collaboration with the client. Research can be done as a one-off service prior to a new launch, or as an on-going project with a smaller scope to monitor competition in a particular market.

Marketing Strategy Development

Essential to the success of entering a new market is an appropriate and effective marketing strategy. After establishing a budget and target market, we develop a marketing plan that can help our clients reach their potential customers. A core part of our marketing services is the design and deployment of specialized reports that capture, measure and analyze target market data to provide insights into market opportunities, value proposition, positioning and messaging development. The result is a custom Business Development plan that addresses overall marketing strategy for a launch to a new market.

Translation Services

Launching a product in a new market often requires adaptation of packaging, corporate identity documents, and marketing materials to a new language. Our translation services ensure complete compatibility with local culture and market conditions for any corporate communication materials.

Trade show and commercial event management

An important part of a product or service launch is effective presentation at industry and consumer trade shows. We ensure an effective presentation at trade shows by developing target market appropriate booth design and sales material, as well as helping to manage staffing and logistics. We also consult and manage other commercial events, such as marketing events, product demos, and public relations events.

Administration and On-Going Business services

We provide services offering ongoing assistance with marketing, sales, and distribution after initial product launch. The scope of services depends on customer requirements. We can provide one-off consultations regarding marketing or distribution strategies, resulting in short-term engagements. For customers who require extra support, we can act as broker of record for a line of products in a specific geographic area. We customarily charge the client a flat monthly fee, with an additional commission depending on a portion of sales made in the target market.

As of December 31, 2014 we provided consulting services related to market feasibility studies and competitor research. Our plan over the next twelve months is to expand our client base and the range of services we provide.

Results of operations for the three-month period ended December 31, 2014, for the period from November 21, 2013 (Inception) through December 31, 2013 and for the six-month period ended December 31, 2014.

We were formed on November 21, 2013. Accordingly, the results of operations during the first fiscal period ended December 31, 2013 (one full month) are not necessarily indicative of the results of the regular (three months) three-month fiscal quarter. All revenues, cost of revenues and operating expenses during our fiscal 2013 were affected by the shorter reporting period compared to a full three-month period of operations. The results of operations for the six-month period ended December 31, 2013 were not presented since the company was incorporated in November 2013.

Revenue

Our gross revenue from market consultancy services for the three-month period ended December 31, 2014 and for the period from November 21, 2013 (inception) to December 31, 2013 was $4,500 and $Nil respectively. Our cost of revenues for the three-month period ended December 31, 2014 was $1,350 (December 31, 2013: $Nil) resulting in a gross profit of $3,150 (December 31, 2013: $Nil). All of our revenues derived from consulting services related to market research and feasibility studies.

Our gross revenue for the six-month period ended December 31, 2014 was $12,300. Our cost of revenues for the six-month period ended December 31, 2014 was $2,700 resulting in gross profit of $9,600.

Costs and Expenses

The major components of our expenses for the three- month period ended December 31, 2014, for the period from inception to December 31, 2013 and the six-month period ended December 31, 2014, are outlined in the table below:

	For the Three Months Ended December 31, 2014	For the Period from November 21, 2013 (Inception) through December 31, 2013	For the Six Months Ended December 31, 2014

Compensation - officers	$ 1,350	$ -	$ 2,700
Auditing and review	1,850	-	7,650
Accounting	1,500	-	3,500
SEC filing	3,005	-	4,395
General and administrative	1,652	550	3,013
	$ 9,357	$ 550	$ 21,258

We commenced our operations in November of 2013 and incurred expenses related to implementation of our business plan.  The shorter reporting period ended December 31, 2013 affected categories of operating costs and expenses charged on a monthly basis, such as officer compensation, consulting and rent expenses.

The President of the Company provides management consulting services to the Company. On February 1, 2014, we have entered into consulting agreements with Michael Krichevcev, our President, and Tatiana Varuha, our Chief Financial Officer. Frontera Group can terminate these contracts with a sixty (60) day advance written notice. Our officers and directors can terminate these contracts with a thirty (30) day advance written notice. During the three-month period and the six-month period ended December 31, 2014, the Company incurred $1,500 and $3,000, respectively, in management consulting services with the President of the Company.

The Chief Financial Officer of the Company provides consulting services to the Company. During the three-month period and the six-month period ended December 31, 2014, consulting services of $1,200 and $2,400, respectively, were charged to operations. A portion of consulting services directly related to sales provided by the President of the Company during the three and six months ended December 31, 2014, totaling $1,350 and $2,700 was reported as cost of sales as of December 31, 2014.

Since inception, we have sold 4,000,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $4,000.

Liquidity and Capital Resources

	As of	As of
	December 31,	June 30,
	2014	2014

Total assets	$5,515	$6,616
Total liabilities	(30,458)	(19,901)
Working capital deficiency	$(24,943)	$(13,285)

Liquidity

Our internal liquidity is provided by our operations. Our total current liabilities exceed our current assets resulting in working capital deficiency of $24,943 as of December 31, 2014.

From time to time, Michael Krichevcev, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2014, the advance balance was $7,500.

Management believes that in the fiscal year 2015 the Company will show an increase in revenue however, there is no guarantee that revenues will increase. Management does believe that revenues are increasing and operations should be sustainable in the long-term of at least twelve (12) months due to the increase in cash flow generated by revenues from consulting services.

If we are not successful in expanding our clientele base, maintaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended December 31, 2014	For the Period from November 21, 2013 (Inception) through December 31, 2013

Net cash used in operating activities	$(5,601)	$-
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease) in cash	$(5,601)	$-

We have generated revenues of $12,300 and $4,500 during the six-month and three-month periods ended December 31, 2014 and $Nil during the period from November 21, 2013 (inception) to December 31, 2013. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash used in operating activities as of December 31, 2014 of $5,601 (December 31, 2013: $Nil) is a net result of cash generated from sales of our consulting services and changes in our current assets and liabilities. This portion of our cash flow represents the most significant source of funding for our operations. The major uses of our operating cash include professional fees (audit, accounting, SEC filing), officers’ compensation, funding general operating expenses and cost of revenues.

Cash flows resulting from changes in assets and liabilities include an increase in accounts payable and accrued liabilities, the increase in the officers’ accrued compensation and the decrease in accounts receivable. The increase in accounts payable and accrued expenses reflected the increase in our general operating expenses incurred during the period ended December 31, 2014 and 2013 that remained unpaid at the end of the reporting period. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the period ended December 31, 2014 that remained unpaid as at the end of this period. The decrease in accounts receivable is due to the collection of the accounts receivable during the three-month period ended December 31, 2014 that were outstanding as of September 30, 2014.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three-month and six-month periods ended December 31, 2014  and the period from November 21, 2013 (Inception) through December 31, 2013.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the three-month and six-month periods ended December 31, 2014, and the period from November 21, 2013 (Inception) through December 31, 2013.

 Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g. bank loan, line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

If we are unable to generate profits sufficient to cover our operating costs or to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

The Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective January 20, 2015.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month and six-month periods ended December 31, 2014 and the period from November 21, 2013 (Inception) through December 31, 2013, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any shares during the three-month and six-month periods ended December 31, 2014 and the period from November 21, 2013 (Inception) through December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and six-month periods ended December 31, 2014 and the period from November 21, 2013 (Inception) through December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER              DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
10.1	Management Consultant Agreement (President). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
10.2	Management Consultant Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

   *  Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2015

FRONTERA GROUP INC.

By:	/s/ Michael Krichevcev
Michael Krichevcev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Frontera Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Krichevcev	President, C.E.O. and Director	January 26, 2015
Michael Krichevcev
/s/ Tatiana Varuha	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	January 26, 2015
Tatiana Varuha