Form 10-Q/A
period 2014-12-31
FRONTERA GROUP INC.
filed 2015-01-27
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Date: January 27, 2015

FRONTERA GROUP INC.

By:	/s/ Michael Krichevcev
Michael Krichevcev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Frontera Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Krichevcev	President, C.E.O. and Director	January 27, 2015
Michael Krichevcev
/s/ Tatiana Varuha	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	January 27, 2015
Tatiana Varuha