Form 10-Q
period 2015-03-31
FRONTERA GROUP INC.
filed 2015-05-08
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 7, 2015
Common Stock, $0.001 par value	7,280,000

FRONTERA GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTERA GROUP INC.

March 31, 2015

(Unaudited)

Index to the Financial Statements

Contents	Page

Balance Sheets at March 31, 2015 (Unaudited) and June 30, 2014	F-1

Statement of Operations for the Three and Nine Months  Ended March 31, 2015, and for the Three Months ended March 31, 2014,  and for the Period from November 21, 2013 (Inception) through  March 31, 2014 (Unaudited)

F-2

Statement of Changes in Stockholders’ Deficit for the Period from November 21, 2013 (Inception) through March 31, 2015 (Unaudited)	F-3

Statement of Cash Flows for the Nine Months Ended March 31, 2015 and for the Period from November 21, 2013 (Inception) through March 31, 2014 (Unaudited)	F-4

Notes to the Financial Statements(Unaudited)	F-5

FRONTERA GROUP INC.
BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(Unaudited)

ASSETS

Current Assets:
Cash	$ 23,981	$ 6,616
Total current assets	23,981	6,616

Total Assets	$ 23,981	$ 6,616

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 9,886	$ 7,901
Accrued compensation – officers	12,600	4,500
Advance from CEO	7,500	7,500
Total current liabilities	29,986	19,901

Total liabilities	29,986	19,901

Commitments and Contingencies

Stockholders' Deficit:
Common stock par value $0.001 per share: 75,000,000 shares authorized;
7,280,000 and 4,000,000 shares issued and outstanding	7,280	4,000
Additional paid-in capital	37,720	-
Accumulated Deficit	(51,005)	(17,285)
Total stockholders' deficit	(6,005)	(13,285)

Total Liabilities and Stockholders' Deficit	$ 23,981	$ 6,616

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENT OF OPERATIONS
(Unaudited)
				For the Period from
	For the Three Months	For the Three Months	For the Nine Months	November 21, 2013
	Ended	Ended	Ended	(Inception) to
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$ 3,000	$ 4,500	$ 15,300	$ 4,500
Cost of Revenue	1,350	3,856	4,050	3,856

Gross Profit	1,650	644	11,250	644

Operating Expenses:
Compensation - officers	1,350	1,300	4,050	1,300
Auditing and review	1,850	-	9,500	-
Accounting	1,500	-	5,000	-
SEC filing	3,625	-	8,020	-
Transfer agent	11,727	-	11,727	-
General and administrative	3,660	11,305	6,673	11,855
Total operating expenses	23,712	12,605	44,970	13,155

Loss Before Income Tax Provision	(22,062)	(11,961)	(33,720)	(12,511)

Income Tax Provision	-	-	-	-
Net Loss	$ (22,062)	$ (11,961)	$ (33,720)	$ (12,511)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	$ -	$ (0.01)	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	6,452,000	1,777,778	4,805,401	1,230,769

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM NOVEMBER 21, 2013 (INCEPTION) THROUGH MARCH 31, 2015
(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, November 21, 2013 (Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash, at $.001 par value,
in January, March 2014	4,000,000	4,000	-	-	4,000
Net loss	-	-	-	(17,285)	(17,285)

Balance , June 30, 2014	4,000,000	4,000	-	(17,285)	(13,285)
Common stock issued for cash at $0.0125 per share in January 2015	3,280,000	3,280	37,720	-	41,000
Net loss	-	-	-	(33,720)	(33,720)

Balance , March 31, 2015	7,280,000	$ 7,280	$ 37,720	$ (51,005)	$ (6,005)

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENT OF CASH FLOWS
(Unaudited)
		For the Period from
	For the Nine Months	November 21, 2013
	Ended	(Inception) to
	March 31, 2015	March 31, 2014

Operating Activities:
Net loss	$ (33,720)	$ (12,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable and accrued expenses	1,985	7,627
Accrued compensation - officers	8,100	1,800
Net Cash Used In Operating Activities	(23,635)	(3,084)

Financing Activities:
Proceeds from issuance of common stock	41,000	4,000
Advance from CEO	-	7,500
Net Cash Provided by Financing Activities	41,000	11,500

Net Change in Cash	17,365	8,416

Cash - Beginning of Period	6,616	-
Cash - End of Period	$ 23,981	$ 8,416

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -

Income tax paid	$ -	$ -

See accompanying notes to the financial statements.

FRONTERA GROUP INC.

March 31, 2015

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

Reclassification

Certain amounts from general and administrative expenses in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

There was no allowance for doubtful accounts at March 31, 2015 or June 30, 2014.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the period from Inception (November 21, 2013) through March 31, 2015.

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) -Amendments to the Consolidation Analysis” (“ASU 2015-02”)to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period ended March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and nine months ended March 31, 2015, for the three months ended March 31, 2014 and for the period from November 21, 2013 (Inception) through March 31, 2014 were as follows:

	For the Three Months Ended March 31, 2015		For the Nine Months Ended March 31, 2015		For the Three Months Ended March 31, 2014		For the Period from November 21, 2013 (Inception) to March 31, 2014

President, Chief Executive Officer	$ 1,500	(i)	$ 4,500	(i)	$ 1,000	(ii)	$ 1,000	(ii)
Chief Financial Officer, Secretary and Treasurer	1,200		3,600		800		800
	$ 2,700		$ 8,100		$ 1,800		$ 1,800

(i)         During the three and nine months ended March 31, 2015, $1,350 and $4,050 of these related party consulting services was recognized in cost of revenues and $150 and $450 in officers’ compensation within operating expenses respectively.

(ii)       During the three months ended March 31, 2014 and the period from November 21, 2013 (inception) to March 31, 2014, $500 of these related party consulting services was recognized in cost of revenues and $500 in officers’ compensation within operating expenses respectively.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2015 and June 30, 2014, the advance balance was $7,500.

Note 5 – Stockholders’ Deficit

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

In January and March of 2014, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash. During the interim period ended March 31, 2015, the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000.

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

As of March 31, 2015 we provided consulting services related to market feasibility studies and competitor research. Our plan over the next twelve months is to expand our client base and the range of services we provide.

Results of operations for the three-month period ended March 31, 2015, for the period from November 21, 2013 (Inception) through March 31, 2014 and for the nine-month period ended March 31, 2015.

We were formed on November 21, 2013. Accordingly, the results of operations during the first fiscal period ended March 31, 2014 (four full months) are not necessarily indicative of the results of the regular nine-month fiscal period. All revenues, cost of revenues and operating expenses during our fiscal 2014 were affected by the shorter reporting period compared to a full nine-month period of operations.

Revenue

Our gross revenue for the three-month period ended March 31, 2015 and 2014 was $3,000 and $4,500 respectively. Our cost of revenues for the three-month period ended March 31, 2015 was $1,350 (March 31, 2014: $3,856) resulting in a gross profit of $1,650 (March 31, 2014: $644). All of our revenues derived from consulting services related to market research and feasibility studies.

Our gross revenue for the nine-month period ended March 31, 2015 and for the period from November 21, 2013 (inception) to March 31, 2014 was $15,300 and $4,500 respectively. Our cost of revenues for the nine-month period ended March 31, 2015 and for the period from November 21, 2013 (inception) to March 31, 2014 was $4,050 and $3,856 resulting in gross profit of $11,250 and $644 respectively.

Costs and Expenses

The major components of our expenses for the three- month periods ended March 31, 2015 and 2014, for the period from inception to March 31, 2014 and the nine-month period ended March 31, 2015, are outlined in the table below:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Nine Months Ended March 31, 2015	For the Period from November 21, 2013 (Inception) through March 31, 2014

Compensation - officers	$ 1,350	$ 1,300	$ 4,050	$ 1,300
Auditing and review	1,850	-	9,500	-
Accounting	1,500	-	5,000	-
SEC filing	3,625	-	8,020	-
Transfer agent	11,727	-	11,727	-
General and administrative	3,660	11,305	6,673	11,855
	$ 23,712	$ 12,605	$ 44,970	$ 13,155

We commenced our operations in November of 2013 and incurred expenses related to implementation of our business plan.  The shorter reporting period ended March 31, 2014 affected categories of operating costs and expenses charged on a monthly basis, such as officer compensation, consulting and rent expenses.

The President of the Company provides management consulting services to the Company. On February 1, 2014, we have entered into consulting agreements with Michael Krichevcev, our President, and Tatiana Varuha, our Chief Financial Officer. Frontera Group can terminate these contracts with a sixty (60) day advance written notice. Our officers and directors can terminate these contracts with a thirty (30) day advance written notice. During the three-month period and the nine-month period ended March 31, 2015, the Company incurred $1,500 and $4,500, respectively, in management consulting services with the President of the Company. During the three-month period ended March 31, 2014 and the period from November 21, 2013 (inception) to March 31, 2014 the Company incurred $1,000 in management consulting services with the President of the Company.

The Chief Financial Officer of the Company provides consulting services to the Company. During the three-month period and the nine-month period ended March 31, 2015, consulting services of $1,200 and $3,600, respectively, were charged to operations. During the three-month period ended March 31, 2014 and the period from November 21, 2013 (inception) to March 31, 2014 consulting services of $800 were charged to operations. A portion of consulting services directly related to sales provided by the President of the Company during the three and nine months ended March 31, 2015, totaling $1,350 and $4,050 was reported as cost of sales as of March 31, 2015. During the three months ended March 31, 2014 and the period from November 21, 2013 (inception) to March 31, 2014, $500 of consulting services directly related to sales provided by the President of the Company was reported as cost of sales as of March 31, 2014.

Our common stock has been quoted on the OTC Bulletin Board and in OTC Link since April 23, 2015 under the symbol “FRTG”.

Liquidity and Capital Resources

	As of	As of
	March 31,	June 30,
	2015	2014

Total assets	$23,981	$6,616
Total liabilities	(29,986)	(19,901)
Working capital deficiency	$(6,005)	$(13,285)

Liquidity

Our internal liquidity is provided by our operations. Our total current liabilities exceed our current assets resulting in working capital deficiency of $6,005 as of March 31, 2015.

From time to time, Michael Krichevcev, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of March 31, 2015, the advance balance was $7,500.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended March 31, 2015	For the Period from November 21, 2013 (Inception) through March 31, 2014

Net cash used in operating activities	$(23,635)	$(3,084)
Cash used in investing activities	-	-
Cash provided by financing activities	41,000	11,500
Net increase (decrease) in cash	$17,365	$8,416

We have generated revenues of $15,300 during the nine-month period ended March 31, 2015 and $4,500 during the period from November 21, 2013 (inception) to March 31, 2014.

In January and March of 2014, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

During the interim period ended March 31, 2015, the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash used in operating activities as of March 31, 2015 of $23,635 (March 31, 2014: $3,084) is a net result of cash generated from sales of our consulting services and changes in our current assets and liabilities. This portion of our cash flow represents the most significant source of funding for our operations. The major uses of our operating cash include professional fees (audit, accounting, SEC filing), officers’ compensation, funding general operating expenses and cost of revenues.

Cash flows resulting from changes in assets and liabilities include an increase in accounts payable and accrued liabilities, and in the officers’ accrued compensation. The increase in accounts payable and accrued expenses reflected the increase in our general operating expenses incurred during the period ended March 31, 2015 and 2014 that remained unpaid at the end of the reporting period. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the period ended March 31, 2015 and 2014 that remained unpaid as at the end of these periods.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three-month and nine-month periods ended March 31, 2015, the three-month period ended March 31, 2014 and the period from November 21, 2013 (Inception) through March 31, 2014.

Cash Flows from Financing Activities

During the three-month period ended March 31, 2015, the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000. During the three-month period ended March 31, 2014, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash. In addition, during the three-month period ended March 31, 2014 the Company received a $7,500 cash advance from its President for working capital purposes. This advance is unsecured, non-interest bearing and due on demand.

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

The Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective January 20, 2015. During the interim period ended March 31, 2015, the Company sold 3,280,000 common shares at $0.0125 per share pursuant to this Registration Statement for total proceeds of $41,000.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month and nine-month periods ended March 31, 2015 and the period from November 21, 2013 (Inception) through March 31, 2014, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All shares sold during the nine months ended March 31, 2015 were sold pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective January 20, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three and nine-month periods ended March 31, 2015 and the period from November 21, 2013 (Inception) through March 31, 2014.

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

Date: May 8, 2015

FRONTERA GROUP INC.

By:	/s/ Michael Krichevcev
Michael Krichevcev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Frontera Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Krichevcev	President, C.E.O. and Director	May 8, 2015
Michael Krichevcev
/s/ Tatiana Varuha	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	May 8, 2015
Tatiana Varuha