Form 10-K
period 2015-06-30
FRONTERA GROUP INC.
filed 2015-07-28
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-198524

FRONTERA GROUP INC.
( Exact name of registrant as specified in its charter)

Nevada	46-4429598
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

8670 W. Cheyenne, Suite 120, Las Vegas, Nevada	89129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 718-0140

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [   ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [ X ]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                                        Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)               Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of July 28, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $820,000.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement and Management Consultant Agreements are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.

FRONTERA GROUP INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Frontera Group” mean Frontera Group Inc. unless otherwise indicated.

Item 1.   BUSINESS

Our Business

Frontera Group Inc. is an export management company providing business development and market consultancy services that assist small and medium-sized businesses in entering new markets in Central and South America. Our target clients are manufacturers of food products, who are looking for assistance in the areas of marketing, sales and logistics as they expand their sales territories. We specifically target these types of companies because of experience of our management in providing marketing and distribution services to manufacturer of food products.

We generate revenue by providing consulting services to small and medium businesses.  We acquire customers through direct marketing, referrals and our primary website, www.fronteragroupinc.com.

Our current services include:

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

As of June 30, 2015 we provided consulting services related to market feasibility studies, competitor research and translation services. Our plan over the next twelve months is to expand our client base and the range of services we provide.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this Annual Report we have two employees, the Company’s officers, Michael Krichevcev, our President and Chief Executive Officer and Tatiana Varuha, our Chief Financial Officer, Treasurer and Secretary.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

Frontera Group Inc. is a “development stage company”. The Company has elected to early adopt Accounting Standards Update No.2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage from its financial statements.

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

Frontera Group Inc. is an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

Frontera Group Inc. is and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Frontera Group has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Frontera Group is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the "EXCHANGE ACT").

For so long as Frontera Group remains an "emerging growth company" as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. Frontera Group cannot predict if investors will find its shares of common stock less attractive because Frontera Group will rely on some or all of these exemptions. If some investors find Frontera Group's shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

If Frontera Group avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate Frontera Group and may result in less investor confidence.

The recently enacted JOBS Act is intended to reduce the regulatory burden on "emerging growth companies". Frontera Group meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

· have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

· comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

· submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

· disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Frontera Group is choosing to "opt out" of such extended transition period, and as a result, Frontera Group will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We lack an operating history. There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on November 21, 2013, and have realized $27,500 in revenues and incurred $89,697 in operating costs since inception.  As of June 30, 2015, we had accumulated deficit of $71,303.  We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

Our auditors have issued a going concern opinion because there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We face intense competition in our industry. If we are unable to compete successfully, our business will be seriously harmed.

The market for consulting services is highly competitive and has low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and an established client base. These competitors may be able to adapt more quickly to new or emerging social media marketing technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sales of their services than we can, or may adopt more aggressive pricing policies. If we fail to compete successfully against our competitors, our revenue could decline and our business could be harmed.

The Company is subject to certain risks in our international operations.

We expect that most of our revenues will be generated outside the United States of America. We will be accordingly subject to a number of risks, any of which could harm our business, relating to doing business internationally, including:

       1. Exchange controls and currency exchange rates;

       2. Inflation;

       3. Political and economic instability; and

       4. General economic conditions in countries where end users of the company’s services reside.

We depend on key personnel.

 Our future success  will  depend  in  part  on the  continued  service  of key personnel,  particularly, Michael Krichevcev, our  President and Director and Tatiana Varuha, our Secretary, Treasurer, Chief Financial Officer and Director. On February 1, 2014, we have entered into consulting management agreements with Michael Krichevcev, our President, and Tatiana Varuha, our Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014. Frontera Group can terminate these contracts with a sixty (60) day advance written notice. Our officers and directors can terminate these contracts with a thirty (30) day advance written notice. If any of our directors and officers choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customers and harm the market’s perception of us.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mr. Krichevcev and Ms. Varuha lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officers and directors.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein.  An investor would have the ability to effect service of process in any action on the company within the United States.  However, since Mr. Krichevcev and Ms. Varuha, our officers and directors, reside outside the United States in the Russian Federation, substantially all or a portion of their assets are located outside the United States.  As a result, it may not be possible for investors to:

•	effect service of process within the United States against your non-U.S. resident officers or directors;
•	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;
•	enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and
•	bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so.

Our Board of Directors is comprised of two individuals, both of whom are also our executive officers. As a result, we do not have independent directors on our Board of Directors.

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided. However, as a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it was approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

You could be diluted from our future issuance of capital stock and derivative securities.

As of June 30, 2015, we had 7,280,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

Because our Directors, who are also our sole promoters, own 54.94% of our outstanding common stock they can make and control corporate decisions that may be disadvantageous to other minority shareholders and will be able to cause our company to engage in business combination without seeking shareholder approval.

Our Directors own 54.94% of the outstanding shares of our common stock as of the date of this Annual Report. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They exercise complete control over the company and have the ability to make decisions regarding, (i) whether to issue common stock and preferred stock, including decisions to issue common and preferred stock to themselves; (ii) employment decisions, including their own compensation arrangements, (iii) the appointment of all directors; and (iv) whether to enter into material transactions with related parties.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

None of the members of our Board of Directors are considered audit committee financial experts. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our Board of Directors are inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.  If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

The Company is subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as fully reporting company.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934.

Pursuant to Section 15(d), we are required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including the annual report on Form 10-K for the fiscal year during which the registration statement is declared effective. That filing obligation will generally apply even if our reporting obligations have been suspended automatically under section 15(d) of the Exchange Act prior to the due date for the Form 10-K.

After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition.

In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock is not subject to the protection of the going private regulations; the company is subject to only limited portions of the tender offer rules; our officers, directors, and more than ten

(10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons are not subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of our equity securities are not required to report information about their ownership positions in the securities.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported upon in our second annual report on form 10-K.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Financial Industry Regulatory Authority (“FINRA”) and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. We will not be required to conduct the evaluation of effectiveness of our internal controls until the end of the fiscal year reported upon in our second annual report on Form 10-K.

In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting. If we obtain and disclose such reports we could continue doing so at our discretion so long as we remain a smaller reporting company.

This process of internal control evaluation and attestation may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Frontera Group Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Frontera Group Inc. will need to come through appreciation of the stock’s price.

 There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers’ network; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC Bulletin Board and in OTC Link under the symbol “FRTG”. We can provide no assurance that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active trading market does develop, the market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

     -   variations in our quarterly operating results;

     -   changes in general economic conditions;

     -    price competition or pricing changes by us or our competitors;

     -    new services offerings or other actions by our competitors;

     -   loss of a major customer, partner or joint venture participant; and

     -   the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

      -   that a broker or dealer approve a person's account for transactions in penny stocks; and

      -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and  quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -   obtain financial information and investment experience objectives of the person; and

      -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has  sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     -   sets forth the basis on which the broker or dealer made the suitability determination; and

     -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2.    PROPERTIES

We do not hold ownership or leasehold interest in any property and pay our office rent on a monthly basis.

Item 3.    LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is a limited public market for our common shares.  Our common stock has been quoted on the OTCQB Board since April 22, 2015, under the symbol “FRTG”.  Because we are quoted on the OTCQB Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders.

As of June 30, 2015, there were 34 record holders of 7,280,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended June 30, 2015.

During the year ended June 30,  2014, we completed an offering of 4,000,000 shares of our common stock at a price of $0.001 per share to our Directors Michael Krichevcev (2,000,000) and Tatiana Varuha (2,000,000) in January and March of 2014.  The total amount received from this Offering was $4,000.  We completed this offering pursuant to Regulation S of the Securities Act. All of our directors and all of our executive officers reside outside the United States.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.

The investor acknowledged the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the subscriber to purchase the units have been obtained from United States Persons.  For purposes of the Subscription Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person;  (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2015 and 2014.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.

Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of operations for the year ended June 31, 2015, and for the period from November 21, 2013 (Inception) through June 30, 2014.

We were formed on November 21, 2013. Accordingly, the results of operations during the first fiscal period ended June 30, 2014 (seven full months) are not necessarily indicative of the results of the regular annual fiscal period. All revenues, cost of revenues and operating expenses during our fiscal 2014 were affected by the shorter reporting period compared to a full year of operations.

Revenue

Our gross revenue for the year ended June 30, 2015, and for the period from inception (November 21, 2013) to June 30, 2014 was $16,800 and $10,700 respectively. Our cost of revenues for the year ended June 30, 2015 was $4,500 (June 30, 2014: $4,606) resulting in a gross profit of $12,300 (June 30, 2014: $6,094). All of our revenues derived from consulting services related to market research, feasibility studies and translation.

Costs and Expenses

The major components of our expenses for the year ended June 30, 2015, and for the period from November 21, 2013 (Inception) through June 30, 2014, are outlined in the table below:

	For the Year Ended June 30, 2015	For the Period from November 21, 2013 (Inception) through June 30, 2014

Compensation - officers	$ 6,300	$ 3,250
Consulting fees	8,500	8,000
Professional fees	12,000	-
Website development cost	-	7,500
Transfer agent	12,327	-
General and administrative	27,191	4,629
	$ 66,318	$ 23,379

We commenced our operations in November of 2013 and incurred expenses related to implementation of our business plan.  The shorter reporting period ended June 30, 2014 affected categories of operating costs and expenses charged on a monthly basis, such as officer compensation, consulting and rent expenses.

The President of the Company provides management consulting services to the Company. On February 1, 2014, we have entered into consulting agreements with Michael Krichevcev, our President, and Tatiana Varuha, our Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.

Frontera Group can terminate these contracts with a sixty (60) day advance written notice. Our officers and directors can terminate these contracts with a thirty (30) day advance written notice. During the year ended June 30, 2015, and the period from inception (November 21, 2013) to June 30, 2014, the Company incurred $6,000 and $2,500, respectively, in management consulting services with the President of the Company. During the year ended June 30, 2015, $4,500 of these related party consulting services directly related to sales was recognized in cost of revenues and $1,500 in officer’s compensation within operating expenses. During the period from inception (November 21, 2013) to June 30, 2014, $1,250 of these consulting services directly related to sales was recognized in cost of revenues and $1,250 in officer’s compensation within operating expenses.

The Chief Financial Officer of the Company provides consulting services to the Company. During the year ended June 30, 2015, and the period from inception (November 21, 2013) to June 30, 2014, consulting services of $4,800 and $2,000, respectively, were charged to operations.

During the year ended June 30, 2015, the Company incurred $12,000 (June 30, 2014: $Nil) in professional fees. The professional fees consist of $11,000 of audit, audit related fees, income tax preparation fees and $1,000 of legal fees. Audit fees represent fees related to professional services rendered in connection with the audit of our 2014 annual financial statements and review of our quarterly financial statements during the period from July 1, 2014 to March 31, 2015.  Tax fees represent fees related to preparation of our corporation income tax return for the period ended June 30, 2014.

During the year ended June 30, 2015, our Registration Statement on the Form S-1 was filed with the Securities and Exchange Commission. Our legal expenses were incurred in relation to this filing.

Our general and administrative expenses for the year ended June 30, 2015 consist of accounting fees of $6,500 (June 30, 2014: $0), filing fees of $10,185 (June 30, 2014: $450), office expenses of $4,008 (June 30, 2014: $324), office rent $1,876 (June 30, 2014: $274), travel expenses $4,276 (June 30, 2014: $3,356) and bank charges of $346 (June 30, 2014: $0). In addition the Company incurred $225 in incorporation costs during the period ended June 30, 2014. While our travel expenses were at comparable level with our fiscal 2014 results we have experienced the increase in accounting, filing and office expenses.

The Company is subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934. Pursuant to Section 15(d), we are required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including the annual report on Form 10-K for the fiscal year during which the registration statement is declared effective.

The significant increase in filing and accounting fees was related to the filing of our Registration Statement on the Form S-1, subsequent filings of the amendments to this Registration Statement and filing of our quarterly reports for the quarters ended December 31, 2014 and March 31, 2015.

Liquidity and Capital Resources

	As of	As of
	June 30,	June 30,
	2015	2014

Total assets	$9,555	$6,616
Total liabilities	(35,858)	(19,901)
Working capital deficiency	$(26,303)	$(13,285)

Liquidity

Our total current liabilities exceed our current assets resulting in working capital deficiency of $26,303 as of June 30, 2015 (June 30, 2014: $13,285). During the year ended June 30, 2015 the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000. Proceeds from this sale and cash advance from our President during the period ended June 30, 2014, were major contributors to our liquidity. We used available cash to fund our operations and cover rapidly growing operating losses.

From time to time, Michael Krichevcev, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of June 30, 2015 and 2014 the advance balance was $7,500.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended June 30, 2015	For the Period from November 21, 2013 (Inception) through June 30, 2014

Net cash used in operating activities	$(47,228)	$(4,884)
Cash used in investing activities	-	-
Cash provided by financing activities	41,000	11,500
Net increase (decrease) in cash	$(6,228)	$6,616

We have generated revenues of $16,800 during the year ended June 30, 2015 and $10,700 during the period from November 21, 2013 (inception) to June 30, 2014.

In January and March of 2014, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

During the year ended June 30, 2015, the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash used in operating activities as of June 30, 2015 of $47,228 (June 30, 2014: $4,884) is a net result of cash generated from sales of our consulting services and changes in our current assets and liabilities. The major uses of our operating cash include professional fees (audit, accounting, legal fees), officers’ compensation, funding general operating expenses and cost of revenues.

Cash flows resulting from changes in assets and liabilities include an increase in prepaid expenses, accounts payable and accrued liabilities, and in the officers’ accrued compensation. The increase in prepaid expenses is due to the annual OTCQB listing fees that the company paid in June of 2015. As of June 30, 2015 the company expensed $833 (one month of these fees) for the month of June of 2015 with remaining $9,167 reported as prepaid expense on the Balance Sheet as of June 30, 2015.

The increase in accounts payable and accrued expenses reflected the increase in our general operating expenses incurred during the year ended June 30, 2015 and the period ended June 30, 2014 that remained unpaid at the end of the reporting period. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the year ended June 30, 2015 and the period ended June 30, 2014 that remained unpaid as at the end of these periods.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended June 30, 2015, and the period from November 21, 2013 (Inception) through March 31, 2014.

Cash Flows from Financing Activities

During the year ended June 30, 2015, the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000. During the period from inception (November 21, 2013) to June 30, 2014, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash. In addition, during the period ended June 30, 2014 the Company received a $7,500 cash advance from its President for working capital purposes. This advance is unsecured, non-interest bearing and due on demand.

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

The Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective January 20, 2015. During the year ended June 30, 2015, the Company sold 3,280,000 common shares at $0.0125 per share pursuant to this Registration Statement for total proceeds of $41,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRONTERA GROUP INC.

June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Frontera Group Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Frontera Group Inc. as of June 30, 2015 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of June 30, 2014 and the related statements of operations, changes in stockholders' deficit and cash flows for the period from November 21, 2013 (Inception) through June 30, 2014 were audited by another auditor who expressed an unqualified opinion on September 3, 2014. Our opinion, in so far as it relates to the period from November 21, 2013 (Inception) through June 30, 2014, is based solely on the report of the other auditor.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontera Group Inc.  as of June 30, 2015 and the related statement of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations since Inception (November 21, 2013) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, Colorado

July 28,  2015

9605 West 49th Ave. Suite 200, Wheat Ridge, Colorado 80033      *        Phone: 303.968.3281     *       Fax:303.456.7488      *      www.cutlercpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of

Frontera Group Inc.

We have audited the accompanying balance sheet of Frontera Group Inc. (the “Company”) as of June 30, 2014 and the related statements of operations, stockholder’s deficit and cash flows for the period from November 21, 2013 (Inception) through June 30, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and the results of its operations and its cash flows for the period from November 21, 2013 (Inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the period from November 21, 2013 (Inception) through June 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

September 3, 2014

FRONTERA GROUP INC.
BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS

Current Assets:
Cash	$ 388	$ 6,616
Prepaid expenses	9,167	-
Total current assets	9,555	6,616

Total Assets	$ 9,555	$ 6,616

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 13,058	$ 7,901
Accrued compensation - officers	15,300	4,500
Advance from officer	7,500	7,500
Total current liabilities	35,858	19,901

Total liabilities	35,858	19,901

Commitments and Contingencies

Stockholders' Deficit:
Common stock par value $0.001 per share: 75,000,000 shares authorized;
7,280,000 and 4,000,000 shares issued and outstanding	7,280	4,000
Additional paid-in capital	37,720	-
Accumulated deficit	(71,303)	(17,285)
Total stockholders' deficit	(26,303)	(13,285)

Total Liabilities and Stockholders' Deficit	$ 9,555	$ 6,616

See Accompanying Notes to Audited Financial Statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS

		For the Period from
	For the Year	November 21, 2013
	Ended	(Inception) to
	June 30, 2015	June 30, 2014

Revenue	$ 16,800	$ 10,700

Cost of Revenue – related party	4,500	1,250
Cost of Revenue	-	3,356
Gross Profit	12,300	6,094

Operating Expenses:
Compensation - officers	6,300	3,250
Consulting fees	8,500	8,000
Professional fees	12,000	-
Website development cost	-	7,500
Transfer agent	12,327	-
General and administrative	27,191	4,629
Total operating expenses	66,318	23,379

Loss Before Income Tax Provision	(54,018)	(17,285)

Income Tax Provision	-	-

Net Loss	$ (54,018)	$ (17,285)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	5,422,356	2,371,041

See Accompanying Notes to Audited Financial Statements

FRONTERA GROUP INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM NOVEMBER 21, 2013 (INCEPTION) THROUGH JUNE 30, 2015

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, November 21, 2013 (Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash, at $.001 par value,
in January, March 2014	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(17,285)	(17,285)

Balance, June 30, 2014	4,000,000	4,000	-	(17,285)	(13,285)

Common stock issued for cash at $0.0125 per share in January 2015	3,280,000	3,280	37,720	-	41,000

Net loss	-	-	-	(54,018)	(54,018)

Balance, June 30, 2015	7,280,000	$ 7,280	$ 37,720	$ (71,303)	$ (26,303)

See Accompanying Notes to Audited Financial Statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
		For the Period from
	For the Year	November 21, 2013
	Ended	(Inception) to
	June 30, 2015	June 30, 2014

Operating Activities:
Net loss	$ (54,018)	$ (17,285)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	(9,167)	-
Accounts payable and accrued expenses	5,157	7,901
Accrued compensation - officers	10,800	4,500

Net Cash Used In Operating Activities	(47,228)	(4,884)

Investing Activities:	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	41,000	4,000
Advance from officer	-	7,500

Net Cash Provided by Financing Activities	41,000	11,500

Net Change in Cash	(6,228)	6,616

Cash - Beginning of Period	6,616	-

Cash - End of Period	$ 388	$ 6,616

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See Accompanying Notes to Audited Financial Statements

FRONTERA GROUP INC.

Notes to the Audited Financial Statements

For the Year Ended June 30, 2015 and the Period from November 21, 2013 (Inception) to June 30, 2014

Note 1 – Organization and Operations

Frontera Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 21, 2013, Frontera Group Inc. is an export management company providing business development and market consultancy services that assist small and medium-sized businesses in entering new markets in Central and South America.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

There was no allowance for doubtful accounts at June 30, 2015 and 2014.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the period from Inception (November 21, 2013) through June 30, 2015.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period ended June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the year ended June 30, 2015 and for the period from November 21, 2013 (Inception) through June 30, 2014 were as follows:

	For the Year Ended June 30, 2015		For the Period from November 21, 2013 (Inception) to June 30, 2014

President, Chief Executive Officer	$ 6,000	(i)	$ 2,500	(ii)
Chief Financial Officer, Secretary and Treasurer TTTreaTreasurer	4,800		2,000
	$ 10,800		$ 4,500

(i)        During the year ended June 30, 2015, $4,500 of these related party consulting services was recognized in cost of revenues and $1,500 in officers’ compensation within operating expenses.

(ii)      During the period ended June 30, 2014, $1,250 of these related party consulting services was recognized in cost of revenues and $1,250 in officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2015 and 2014, the advance balance was $7,500.

Accrued Compensation

The President and Chief Financial Officer provide management consulting services to the Company. On February 1, 2014, we have entered into consulting agreements with Michael Krichevcev, our President, and Tatiana Varuha, our Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.  Frontera Group can terminate these contracts with a sixty (60) day advance written notice. Our officers and directors can terminate these contracts with a thirty (30) day advance written notice.

During the year ended June 30, 2015, and the period from inception (November 21, 2013) to June 30, 2014, the Company incurred $6,000 and $2,500, respectively, in management consulting services with the President of the Company. These amounts were reported as accrued compensation as of June 30, 2015 and 2014.

During the year ended June 30, 2015, and the period from inception (November 21, 2013) to June 30, 2014, the Company incurred $4,800 and $2,000, respectively, in consulting services with the Chief Financial Officer of the Company. These amounts were reported as accrued compensation as of June 30, 2015 and 2014.

Note 5 – Stockholders’ Deficit

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

In January and March of 2014, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash. During the year ended June 30, 2015, the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000.

Note 6 – Income Tax Provision

Deferred Tax Assets

At June 30, 2015 and 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $71,303 and $17,285, respectively, that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $10,695, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	June 30, 2015	June 30, 2014
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$10,695	$2,593
Less valuation allowance	(10,695)	(2,593)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $8,102 during the year ended June 30, 2015 and $2,593 during the period from November 21, 2013 (Inception) to June 30, 2014.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended June 30, 2015	For the Period From November 21, 2013 (Inception) to June 30, 2014

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.00%

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at June 30, 2015 and 2014.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2015 and 2014, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at June 30, 2015 and 2014 relating to unrecognized tax benefits.

The tax years 2014-2015 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

On June 11, 2015, Li and Company, PC (“Li and Company”) informed Frontera Group Inc. (the “Company”) that they had decided not to stand for reappointment as our independent registered public accounting firm. Li and Company’s report on the financial statements for the year ended June 30, 2014, included in the Company’s Registration Statement on the Form S-1, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. This Registration Statement was filed with the Securities and Exchange Commission on September 3, 2014 and was declared effective on January 20, 2015.

Through the period covered by the financial statement audit for the year ended June 30, 2014, including its review of financial statements of quarterly periods through March 31, 2015, there have been no disagreements with Li and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Li and Company would have caused them to make reference thereto in their report on the financial statements. Through the interim period ended June 11, 2015 (the date Li and Company informed the Company that they would not stand for reappointment), there have been no disagreements with Li and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Li and Company would have caused them to make reference thereto in their report on the financial statements.

We have authorized Li and Company to respond fully to the inquiries of the successor accountant.

During the year ended June 30, 2014 and the interim period through June 11, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K. The Company provided a copy of the foregoing disclosures to Li and Company prior to the date of filing of this Report and requested that Li and Company furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report.

On June 17, 2015, the Company engaged Cutler & Co., LLC of Wheat Ridge, Colorado (“Cutler & Co.”) as its new independent registered public accounting firm. During the year ended June 30, 2014 and prior to June 17, 2015 (the date Cutler & Co. was engaged), we did not consult with Cutler & Co. regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Cutler & Co., in either case where written or oral advice provided by Cutler & Co. would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2015 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Michael Krichevcev	President, Chief Executive Officer, and Director
Tatiana Varuha	Chief Financial Officer, Secretary, Treasurer and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Michael Krichevcev.  Mr. Krichevcev has served as the President and Chief Executive Officer of Frontera Group Inc. since January 2014. Michael Krichevcev studied International Trade and Marketing. Throughout his career, Mr. Krichevcev worked as sales and marketing manager for various distribution companies. For the past six years Mr. Krichevcev worked for Unistream Distributors as a senior sales associate from January to December of 2008 and from December 2008 to present as a sales manager.

He was involved in sales strategy management, promotions, and other aspects of sales initiatives, as well as research and feasibility studies of international sales for consumer products looking to sell overseas.  He was accountable for various sales channels, including but limited to health stores, food and drug stores, club stores, and specialty markets. Mr. Krichevcev provided consulting services to coffee companies in Panama and Costa Rica. These services included development of marketing campaigns, product sampling, translation, marketing materials printing, sales presentation to supermarket’s chains and independent distributors.

Tatiana Varuha. Mrs. Tatiana Varuha holds a degree in Business Administration and was working for various companies throughout her career as an accountant. She has also worked at Raiffeizen Bank as a loan officer.   For the past five years, from March of 2009, Mrs. Varuha is employed by Fast Truck International Logistics Inc. as an office manager.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Michael Krichevcev	2015	0	0	0	0	0	0	6,000	6,000
President, CEO	2014	0	0	0	0	0	0	2,500	2,500

Tatiana Varuha	2015	0	0	0	0	0	0	4,800	4,800
CFO, Treasurer, Secretary	2014	0	0	0	0	0	0	2,000	2,000

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2015 and 2014.

Option Exercises and Stock Vested

There were no options issued or outstanding, or stock vested during the year ended June 30, 2015 and the period from inception (November 21, 2013) through June 30, 2014.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2015.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Krichevcev Chief Executive Officer, President	—	—	—	—	—	—	—	—	—
Tatiana Varuha Chief Financial Officer, Treasurer	—	—	—	—	—	—	—	—	—
Secretary

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2015: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of June 30, 2015 there were 7,280,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Michael Krichevcev, CEO, President and Director	2,000,000	27.47

Common	Tatiana Varuha, CFO, Treasurer, Secretary and Director	2,000,000	27.47

Common	All executive officers and directors as a group (2 persons)	4,000,000	54.94

(1)     Applicable percentage of ownership is based on 7,280,000 shares of common stock outstanding on June 30, 2015.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of June 30, 2015 there were 7,280,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the year ended June 30, 2015 and for the period from November 21, 2013 (Inception) to June 30, 2014 were as follows:

	For the Year Ended June 30, 2015		For the Period from November 21, 2013 (Inception) to June 30, 2014

President, Chief Executive Officer	$ 6,000	(i)	$ 2,500	(ii)
Chief Financial Officer, Secretary and Treasurer TTTreaTreasurer	4,800		2,000
	$ 10,800		$ 4,500

(i)               During the year ended June 30, 2015, $4,500 of these related party consulting services was recognized in cost of revenues and $1,500 in officers’ compensation within operating expenses.

(ii)              During the period ended June 30, 2014, $1,250 of these related party consulting services was recognized in cost of revenues and $1,250 in officers’ compensation within operating expenses.

Accrued Compensation and Advances – Related Parties

As at June 30, 2015 and 2014 the Company owed its directors and officers $22,800 and $12,000 respectively. These amounts represent unpaid consulting fees incurred by the Company with our President and Chief Financial Officer and cash advances provided to the Company by our President for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of June 30, 2015 and 2014 the advance balance was $7,500.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his/her interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Michael Krichevcev, is also our chief executive officer; our director Tatiana Varuha is also our chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended June 30, 2014 and the interim period through June 11, 2015 we engaged Li and Company, PC as our independent registered public accounting firm. The table below represents accounting fees incurred by the Company with Li and Company during the year ended June 30, 2014 and the interim period from July 1, 2014 through June 11, 2015.

On June 17, 2015 the Company engaged Cutler & Co., LLC as its new independent registered public accounting firm. During the year ended June 30, 2014 and prior to June 17, 2015 (the date Cutler & Co. was engaged), the company did not incur any fees with Cutler & Co.

	Year ended	Period form November 21, 2013 (Inception) to
	June 30, 2015	June 30, 2014

Audit fees	$4,550	$5,000
Audit – related fees	Nil	Nil
Tax fees	Nil	750
All other fees	700	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.  Tax fees represent fees related to preparation of our corporation income tax returns. All other fees consist of the fees charged by Li and Company for review of our Registration Statement on the Form S-1 that was filed with the Securities and Exchange Commission during the year ended June 30, 2015.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT

NUMBER      DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
10.1	Consulting Agreement (President). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
10.2	Consulting Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: July 28, 2015

FRONTERA GROUP INC.

By:	/s/ Michael Krichevcev
Michael Krichevcev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Frontera Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Krichevcev	President, C.E.O. and Director	July 28, 2015
Michael Krichevcev
/s/ Tatiana Varuha	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	July 28, 2015
Tatiana Varuha