Form 10-Q
period 2015-09-30
FRONTERA GROUP INC.
filed 2015-10-19
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant’s telephone number including area code: (702) 472-8762

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 19, 2015
Common Stock, $0.001 par value	7,280,000

FRONTERA GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTERA GROUP INC.

For the Three Month Periods Ended September 30, 2015 and 2014

(Unaudited)

FRONTERA GROUP INC.
CONDENSED BALANCE SHEETS

	September 30, 2015 (unaudited)	June 30, 2015

ASSETS

Current Assets:
Cash	$ 3,262	$ 388
Prepaid expenses	6,667	9,167
Total current assets	9,929	9,555

Total Assets	$ 9,929	$ 9,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 274	$ 13,058
Accrued compensation - officers	18,000	15,300
Advance from officer	30,500	7,500
Total current liabilities	48,774	35,858

Total liabilities	48,774	35,858

Commitments and Contingencies

Stockholders' Deficit:
Common stock par value $0.001 per share: 75,000,000 shares authorized;
7,280,000 shares issued and outstanding	7,280	7,280
Additional paid-in capital	37,720	37,720
Accumulated deficit	(83,845)	(71,303)
Total stockholders' deficit	(38,845)	(26,303)

Total Liabilities and Stockholders' Deficit	$ 9,929	$ 9,555

See accompanying notes to the condensed unaudited financial statements
F-1

FRONTERA GROUP INC.
CONSENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months		Three Months
	Ended		Ended
	September 30, 2015		September 30, 2014

Revenue	$ 2,000		$ 7,800

Cost of Revenue	1,050		1,350

Gross Profit	950		6,450

Operating Expenses:
Compensation - officers	1,650		1,350
Professional fees	4,750		5,800
Transfer agent	650		-
General and administrative	6,442		4,751
Total operating expenses	13,492		11,901

Loss Before Income Tax Provision	(12,542)		(5,451)

Income Tax Provision	-		-

Net Loss	$ (12,542)		$ (5,451)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	*	$ (0.00)	*

Weighted Average Common Shares Outstanding:
- Basic and Diluted	7,280,000		4,000,000

* - denotes a loss of less than $(0.01) per share

See accompanying notes to the condensed unaudited financial statements
F-2

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM NOVEMBER 21, 2013 (INCEPTION) THROUGH SEPTEMBER 30, 2015

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, November 21, 2013 (Inception) - audited	-	$ -	$ -	$ -	$ -

Common stock issued for cash, at $.001 par value,
in January, March 2014	4,000,000	4,000	-	-	4,000

Net loss for the period	-	-	-	(17,285)	(17,285)

Balance , June 30, 2014 - audited	4,000,000	4,000	-	(17,285)	(13,285)

Common stock issued for cash at $0.0125 per share in January 2015	3,280,000	3,280	37,720	-	41,000

Net loss for the year	-	-	-	(54,018)	(54,018)

Balance , June 30, 2015 - audited	7,280,000	7,280	37,720	(71,303)	(26,303)

Net loss for the period	-	-	-	(12,542)	(12,542)

Balance , September 30, 2015 - unaudited	7,280,000	$ 7,280	$ 37,720	$ (83,845)	$ (38,845)

See accompanying notes to the condensed unaudited financial statements
F-3

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Operating Activities:
Net loss	$ (12,542)	$ (5,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	-	(4,800)
Prepaid expenses	2,500	-
Accounts payable and accrued expenses	(12,784)	1,369
Accrued compensation - officers	2,700	2,700

Net Cash Used In Operating Activities	(20,126)	(6,182)

Financing Activities:
Advance from CEO	23,000	-

Net Cash Provided by Financing Activities	23,000	-

Net Change in Cash	2,874	(6,182)

Cash - Beginning of Period	388	6,616

Cash - End of Period	$ 3,262	$ 434

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the condensed unaudited financial statements
F-4

FRONTERA GROUP INC.

For the Three Month Periods Ended September 30, 2015 and 2014

Notes to the Condensed Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2015 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K, which was filed with the Securities and Exchange Commission on July 28, 2015.

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

There was no allowance for doubtful accounts at September 30, 2015 and June 30, 2015.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the period from Inception (November 21, 2013) through September 30, 2015.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the three month period ended September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014

President, Chief Executive Officer	$ 1,500	(i)	$ 1,500	(i)
Chief Financial Officer, Secretary and Treasurer	1,200		1,200
	$ 2,700		$ 2,700

(i)        During the three months ended September 30, 2015 and 2014, $1,050 and $1,350 of these related party consulting services was recognized in cost of revenues and $450 and $150, respectively, in officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2015 and June 30, 2015, the advance balance was $30,500 and $7,500, respectively.

Accrued Compensation

The President and Chief Financial Officer provide management consulting services to the Company. On February 1, 2014 the Company entered into a Management Consulting Agreement with Mr. Krichevcev on the following terms:

I.          The Consultant agrees to act as President and Chief Executive Officer of the Company and to perform the following services and undertake the following responsibilities and duties to the Company as consulting services (the "Consulting Services"):

(a)

fulfilling all senior officer duties as required by the Company, including but not limited to, exercising general direction and supervision over the business affairs of the Company, sourcing and implementing new business opportunities, raising financing reasonably required from time to time by the Company;

(b)	providing overall direction to the management of the Company;

(c)	reporting directly to board of directors of Company;

(d)

performing such other duties and observing such instructions as may be reasonably assigned from time to time by or on behalf of the board of directors of the Company in the Consultant’s capacity as President and Chief Executive Officer, provided such duties are within the scope of the Company’s business and implementation of the Company’s business plan.

     II.       In consideration of the provisions of the Consulting Services, the Company shall pay to the Consultant the sum of US$500 per month for the duration of the Agreement.

III.     The Company may terminate this Agreement: (i) at any time on two months’ notice; or (ii) without notice upon the occurrence of any of the following events of default (each an “Event of Default”):

(a)	the Consultant’s commission of an act of fraud, theft or embezzlement or other similar willful misconduct;

(b)	the neglect or breach by the Consultant of his material obligations or agreements under this Agreement; or

(c)	the Consultant’s refusal to follow lawful directives of the Board,

provided that notice of the Event of Default has been delivered to the Consultant and provided the Consultant has failed to remedy the default within thirty days of the date of delivery of notice of the Event of Default. The Consultant may terminate this Agreement at any time upon thirty days’ notice.

During the three months ended September 30, 2015 and 2014 the Company incurred $1,500 in management consulting services with the President of the Company in each period. These amounts were reported as accrued compensation as of September 30, 2015 and 2014.

On February 1, 2014 the Company entered into a Management Consulting Agreement with Mrs. Varuha on the following terms:

I.          The Consultant agrees to act as Secretary, Treasurer and Chief Financial Officer of the Company and to perform the following services and undertake the following responsibilities and duties to the Company as consulting services (the "Consulting Services"):

(a)

fulfilling all senior officer duties as required by the Company, including but not limited to, accounting, coordination of annual audits and quarterly reviews of the Company’s financial statements; coordination of regulatory filings;

(b)	reporting directly to the Company’s President and Board of Directors of the Company;

(c)

performing such other duties and observing such instructions as may be reasonably assigned from time to time by or on behalf of the Board of Directors of the Company in the Consultant’s capacity as Secretary, Treasurer and  Chief Financial Officer, provided such duties are within the scope of the Company’s business and implementation of the Company’s business plan.

II.     In consideration of the provisions of the Consulting Services, the Company shall pay to the Consultant the sum of US$400 per month for the duration of the Agreement.

III.     The Company may terminate this Agreement: (i) at any time on two months’ notice; or (ii) without notice upon the occurrence of any of the following events of default (each an “Event of Default”):

(a)	the Consultant’s commission of an act of fraud, theft or embezzlement or other similar willful misconduct;

(b)	the neglect or breach by the Consultant of his material obligations or agreements under this Agreement; or

(c)	the Consultant’s refusal to follow lawful directives of the Board,

provided that notice of the Event of Default has been delivered to the Consultant and provided the Consultant has failed to remedy the default within thirty days of the date of delivery of notice of the Event of Default. The Consultant may terminate this Agreement at any time upon thirty days’ notice.

During the three months ended September 30, 2015 and 2014 the Company incurred $1,200 in consulting services with the Chief Financial Officer of Company in each period. These amounts were reported as accrued compensation as of September 30, 2015 and 2014.

These Management Consulting Agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.

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

As of September 30, 2015 we provided consulting services related to market feasibility studies, competitor research and translation services. Our plan over the next twelve months is to expand our client base and the range of services we provide.

Results of operations for the three-month periods ended September 30, 2015 and 2014.

Revenue

Our gross revenue for the three-month periods ended September 30, 2015 and 2014 was $2,000 and $7,800 respectively.  Our cost of revenues for the three-month period ended September 30, 2015 was $1,050 (September 30, 2014: $1,350) resulting in a gross profit of $950 and $6,450 respectively. All of our revenues derived from consulting services related to market research and feasibility studies and translation services. The decrease in revenues and gross margin was due to fewer number of projects completed during the three months ended September 30, 2015 compared to the same period in our fiscal 2015.

Costs and Expenses

The major components of our expenses for the three-month periods ended September 30, 2015 and 2014 are outlined in the table below:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	Increase (Decrease)

Compensation – officers	$ 1,650	$ 1,350	$ 300
Professional fees	4,750	5,800	(1,050)
Transfer agent	650	-	650
General and administrative	6,442	4,751	1,691
	$ 13,492	$ 11,901	$ 1,591

Compensation - officers

The President and Chief Financial Officer provide management consulting services to the Company. On February 1, 2014 the Company entered into a Management Consulting Agreement with Mr. Krichevcev on the following terms:

I.        The Consultant agrees to act as President and Chief Executive Officer of the Company and to perform the following services and undertake the following responsibilities and duties to the Company as consulting services (the "Consulting Services"):

(a)

fulfilling all senior officer duties as required by the Company, including but not limited to, exercising general direction and supervision over the business affairs of the Company, sourcing and implementing new business opportunities, raising financing reasonably required from time to time by the Company;

(b)	providing overall direction to the management of the Company;

(c)	reporting directly to board of directors of Company;

(d)

performing such other duties and observing such instructions as may be reasonably assigned from time to time by or on behalf of the board of directors of the Company in the Consultant’s capacity as President and Chief Executive Officer, provided such duties are within the scope of the Company’s business and implementation of the Company’s business plan.

II.       In consideration of the provisions of the Consulting Services, the Company shall pay to the Consultant the sum of US$500 per month for the duration of the Agreement.

III.     The Company may terminate this Agreement: (i) at any time on two months’ notice; or (ii) without notice upon the occurrence of any of the following events of default (each an “Event of Default”):

(a)	the Consultant’s commission of an act of fraud, theft or embezzlement or other similar willful misconduct;

(b)	the neglect or breach by the Consultant of his material obligations or agreements under this Agreement; or

(c)	the Consultant’s refusal to follow lawful directives of the Board,

provided that notice of the Event of Default has been delivered to the Consultant and provided the Consultant has failed to remedy the default within thirty days of the date of delivery of notice of the Event of Default. The Consultant may terminate this Agreement at any time upon thirty days’ notice.

During the three months ended September 30, 2015 and 2014 the Company incurred $1,500 in management consulting services with the President of the Company in each period. These amounts were reported as accrued compensation as of September 30, 2015 and 2014. The amount of compensation accrued in each period was the same. However, the amount allocated to the cost of revenue as directly related to sales for the three-month period ended September 30, 2015 was decreased by $300 resulting in the increase of the officer compensation amount within operating expenses and the decrease in costs of revenue for the same period.

On February 1, 2014 the Company entered into a Management Consulting Agreement with Ms. Varuha on the following terms:

I.     The Consultant agrees to act as Secretary, Treasurer and Chief Financial Officer of the Company and to perform the following services and undertake the following responsibilities and duties to the Company as consulting services (the "Consulting Services"):

(a)

fulfilling all senior officer duties as required by the Company, including but not limited to, accounting, coordination of annual audits and quarterly reviews of the Company’s financial statements; coordination of regulatory filings;

(b)	reporting directly to the Company’s President and Board of Directors of the Company;

(c)

performing such other duties and observing such instructions as may be reasonably assigned from time to time by or on behalf of the Board of Directors of the Company in the Consultant’s capacity as Secretary, Treasurer and  Chief Financial Officer, provided such duties are within the scope of the Company’s business and implementation of the Company’s business plan.

II.   In consideration of the provisions of the Consulting Services, the Company shall pay to the Consultant the sum of US$400 per month for the duration of the Agreement.

III. The Company may terminate this Agreement: (i) at any time on two months’ notice; or (ii) without notice upon the occurrence of any of the following events of default (each an “Event of Default”):

(a)	the Consultant’s commission of an act of fraud, theft or embezzlement or other similar willful misconduct;

(b)	the neglect or breach by the Consultant of his material obligations or agreements under this Agreement; or

(c)	the Consultant’s refusal to follow lawful directives of the Board,

provided that notice of the Event of Default has been delivered to the Consultant and provided the Consultant has failed to remedy the default within thirty days of the date of delivery of notice of the Event of Default. The Consultant may terminate this Agreement at any time upon thirty days’ notice.

During the three months ended September 30, 2015 and 2014 the Company incurred $1,200 in consulting services with the Chief Financial Officer of Company in each period. These amounts were reported as accrued compensation as of September 30, 2015 and 2014.

These Management Consulting Agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.

Professional fees.

The decrease in the professional fees of $1,050 was due to the decrease in the audit and audit related costs during the year end June 30, 2015 audit.

Transfer Agent

We had engaged our transfer agent during the third quarter of our fiscal 2015 and had no expenses related to the transfer agent services during the quarter ended September 30, 2014. Our common stock has been quoted on the OTC Bulletin Board and in OTC Link since April 23, 2015 under the symbol “FRTG”.

General and Administrative

The increase in general and administrative expenses of $1,691 was a result of the increased operating activities and implementation of our business plan.

Net Loss

During the three months ended September 30, 2015 we incurred a net loss of $12,542 compared to a net loss of $5,451 during the three months ended September 30, 2014 due to the factors discussed above.

Liquidity and Capital Resources

	As of	As of
	September 30,	June 30,
	2015	2015

Total assets	$9,929	$9,555
Total liabilities	(48,774)	(35,858)
Working capital deficiency	$(38,845)	$(26,303)

Liquidity

 The Company’s operations in the recent past have been financed primarily through cash flow from operations, equity financing, existing cash and, in the first quarter of fiscal 2016, the cash advance from the Company’s Chief Executive Officer. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the increase in corporate activities and implementation of its business plan.

Our total current liabilities exceed our current assets resulting in working capital deficiency of $38,845 as of September 30, 2015. Our total current liabilities exceed our current assets resulting in working capital deficiency of $26,303 as of June 30, 2015. The $12,916 increase in our working capital deficit during the period was principally due to our operating losses of $12,542 that we incurred in the period.

From time to time, the President, Chief Executive Officer and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2015 and June 30, 2015, the advance balance was $30,500 and $7,500, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014

Net cash used in operating activities	$(20,126)	$(6,182)
Cash used in investing activities	-	-
Cash provided by financing activities	23,000	-
Net increase (decrease) in cash	$2,874	$(6,182)

Cash Flows from Operating Activities

During the three months ended September 30, 2015 we used $20,126 in operating activities compared to $6,182 used in operating activities during the three months ended September 30, 2014, an increase of $13,944.

During the three months ended June 30, 2015, we incurred an operating loss of $12,542, a $2,500 decrease in prepaid expenses, a $12,784 decrease in accounts payable and accrued liabilities, and a $2,700 increase in the officers’ accrued compensation.

The decrease in prepaid expenses is due to the decrease in the prepaid annual OTCQB listing fees that the Company paid in June of 2015. As of September 30, 2015, the Company expensed $3,333 (four months of these fees) for the month of June of 2015 and for the first quarter ended September 30, 2015 with remaining $6,667 reported as prepaid expense on the Balance Sheet as of September 30, 2015.

The decrease in accounts payable and accrued expenses during the three-month period ended September 30, 2015 was due to the payment of current liabilities that remained unpaid at the end of our fiscal 2015.

The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the period ended September 30, 2015 that remained unpaid as at the end of the period.

By comparison, during the three months ended June 30, 2014, we incurred an operating loss of $5,451, a $4,800 increase in accounts receivable, a $1,369 decrease in accounts payable and accrued liabilities, and a $2,700 increase in the officers’ accrued compensation. The increase in accounts receivable reflected the increase in our sales generated in the period ended September 30, 2014 that remained unpaid at the end of the reporting period.

The increase in accounts payable and accrued expenses reflected the increase in our general operating expenses incurred during the period ended September 30, 2014 that remained unpaid at the end of the reporting period.

The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the period ended September 30, 2014 that remained unpaid as at the end of this period.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three-month periods ended September 30, 2015 and 2014.

Cash Flows from Financing Activities

During the three months ended September 30, 2015, we generated $23,000 from financing activities while we neither generated or used funds in financing activities during the three months ended September 30, 2014.

During the three months ended September 30, 2015 the Company’s Chief Executive Officer provided $23,000 cash advance for working capital purposes. This advance is unsecured, non-interest bearing and due on demand. As of September 30, 2015 and June 30, 2015, the advance balance was $30,500 and $7,500, respectively.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended September 30, 2015, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended September 30, 2015 and 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended September 30, 2015 and 2014.

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

Date: October 19, 2015

FRONTERA GROUP INC.

By:	/s/ Michael Krichevcev
Michael Krichevcev
President, Chief Executive Officer (Principal Executive Officer) and Director

26

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Frontera Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Krichevcev	President, Chief Executive Officer and Director	October 19, 2015
Michael Krichevcev
/s/ Tatiana Varuha	Treasurer, Secretary, Chief Financial Officer, Principal Accounting Officer, Principal Financial Officer and Director	October 19, 2015
Tatiana Varuha