Form 10-Q
period 2015-12-31
FRONTERA GROUP INC.
filed 2016-02-16
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-198524

Frontera Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Drake Street, Room 7F

Pomona CA 91767

 (Address of principal executive offices)   (Zip Code)

Phone: 909-374-5750

Copy of Communications to:

Bernard & Yam, LLP

Attn: Man Yam, Esq.

140-75 Ash Avenue, Suite 2D,

Flushing, NY 11355

Phone: 2122197783

Fax: 2122193604

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 11, 2016
Common Stock, $0.001 par value	7,280,000

FRONTERA GROUP INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTERA GROUP INC.

For the Three and Six Month Periods December 31, 2015 and 2014

(Unaudited)

Index to the Condensed Financial Statements

Contents

Condensed Balance Sheets at December 31, 2015 (unaudited) and June 30, 2015

Condensed Statement of Operations for the Three and Six Month Periods Ended December 31, 2015 and 2014

Condensed Statement of Cash Flows for the Six Month Periods Ended December 31, 2015 and 2014

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	December 31, 2015	June 30, 2015

ASSETS

Current Assets:
Cash	$ 69	$ 388
Prepaid expenses	4,167	9,167
Total current assets	4,236	9,555

Total Assets	$ 4,236	$ 9,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 3,848	$ 13,058
Accrued compensation - officers	20,700	15,300
Advance from CEO	30,500	7,500
Total current liabilities	55,048	35,858

Total liabilities	55,048	35,858

Commitments and Contingencies

Stockholders' Deficit:
Common stock par value $0.001 per share: 75,000,000 shares authorized; 7,280,000 shares issued and outstanding
	7,280	7,280
Additional paid-in capital	37,720	37,720
Accumulated deficit	(95,812)	(71,303)
Total stockholders' deficit	(50,812)	(26,303)

Total Liabilities and Stockholders' Deficit	$ 4,236	$ 9,555

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONSENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014

Revenue	$ -		$ 4,500		$ 2,000		$ 12,300
Cost of Revenue	-		1,350		1,050		2,700
Gross Profit	-		3,150		950		9,600

Operating Expenses:
Compensation - officers	2,700		1,350		4,350		2,700
Professional fees	1,500		1,850		6,250		7,650
General and administrative	7,767		6,157		14,859		10,908
Total operating expenses	11,967		9,357		25,459		21,258

Loss Before Income Tax Provision	(11,967)		(6,207)		(24,509)		(11,658)

Income Tax Provision	-		-		-		-

Net Loss	$ (11,967)		$ (6,207)		$ (24,509)		$ (11,658)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	*	$ (0.00)	*	$ (0.00)	*	$ (0.00)	*

Weighted Average Common Shares Outstanding:
- Basic and Diluted	7,280,000		4,000,000		7,280,000		4,000,000

* - denotes a loss of less than $(0.01) per share

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31, 2015	December 31, 2014

Operating Activities:
Net loss	$ (24,509)	$ (11,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	-	(4,500)
Prepaid expenses	5,000	-
Accounts payable and accrued expenses	(9,210)	5,157
Accrued compensation - officers	5,400	5,400

Net Cash Used In Operating Activities	(23,319)	(5,601)

Financing Activities:
Advance from CEO	23,000	-

Net Cash Provided by Financing Activities	23,000	-

Net Change in Cash	(319)	(5,601)

Cash - Beginning of Period	388	6,616

Cash - End of Period	$ 69	$ 1,015

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

For the Three and Six Month Periods Ended December 31, 2015 and 2014

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

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the period from Inception (November 21, 2013) through December 31, 2015.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the six month period ended December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and six months ended December 31, 2015 and 2014 were as follows:

	For the Three Months Ended December 31, 2015		For the Three Months Ended December 31, 2014		For the Six Months Ended December 31, 2015		For the Six Months Ended December 31, 2014

President, Chief Executive Officer	$ 1,500	(i)	$ 1,500	(i)	$ 3,000	(ii)	$ 3,000	(ii)
Chief Financial Officer, Secretary and Treasurer	1,200		1,200		2,400		2,400
	$ 2,700		$ 2,700		$ 5,400		$ 5,400

(i)

During the three months ended December 31, 2015 and 2014, $0 and $1,350 of these related party consulting services was recognized in cost of revenues and $2,700 and $1,350, respectively, in officers’ compensation within operating expenses.

(ii)

During the six months ended December 31, 2015 and 2014 $1,050 and $2,700 of these related party consulting services was recognized in cost of revenues and $4,350 and $2,700, respectively, in officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and June 30, 2015, the advance balance was $30,500 and $7,500, respectively.

Accrued Compensation

The President and Chief Financial Officer provide management consulting services to the Company.

On February 1, 2014 the Company entered into a Management Consulting Agreement with Mr. Krichevcev for the provision of services related to chief executive officer duties at a rate of $500 per month.  During the six months ended December 31, 2015 and 2014 the Company incurred $3,000 in management consulting services with the President of the Company in each period. These amounts were included in accrued compensation as of December 31, 2015 and 2014.

On February 1, 2014 the Company entered into a Management Consulting Agreement with Mrs. Varuha for the provision of services related to Secretary, Treasurer and Chief Financial Officer duties at a rate of $400 per month.  During the six months ended December 31, 2015 and 2014 the Company incurred $2,400 in consulting services with the Chief Financial Officer of Company in each period. These amounts were reported as accrued compensation as of December 31, 2015 and 2014.

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

Common stock

As of June 30, 2014, there were a total of 7,280,000 shares of common stock issued and outstanding.  The Company did not issue any common stock during the six months ended December 31, 2015.

Note 7 – Subsequent Events

Change in Control

On January 12, 2016, Mr. Michael Krichevcev, the Company’s Chief Executive Officer and Director, and Ms. Tatiana Varuha, the Company’s Chief Financial Officer and Director, sold all of their 4,000,000 shares of common stock of Frontera Group Inc. to Mr. Gan Ren. The 4,000,000 shares of common stock sold represented a majority of the total issued and outstanding common stock of the Company.  As result of this share purchase transaction, Mr. Gan Ren became the controlling shareholder of the Company.

In connection with this share purchase transaction, on January 12, 2016, Mr. Krichevcev and Ms. Varuha resigned from all positions they held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Board Director.

On January 12, 2016, Mr. Gan Ren became the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On January 12, 2016, pursuant to the terms of their Stock Purchase Agreements, the former officers and stockholders forgave advances of $34,348 and accrued compensation of $20,700, respectively or $55,048 in aggregate. This amount was recorded as contributions to capital and recognized in additional paid in capital.

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

We generate revenue by providing consulting services to small and medium businesses.  We acquire customers through direct marketing and referrals.

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

As of December 31, 2015 we provided consulting services related to market feasibility studies, competitor research and translation services. Our plan over the next twelve months is to expand our client base and the range of services we provide.

On January 12, 2016, Mr. Michael Krichevcev, the Company’s Chief Executive Officer and Director, and Ms. Tatiana Varuha, the Company’s Chief Financial Officer and Director, sold all of their 4,000,000 shares of common stock of Frontera Group Inc. to Mr. Gan Ren. The sold 4,000,000 shares of common stock represented majority of the total issued and outstanding common stock of the Company.  As result of this share purchase transaction, Mr. Gan Ren became the controlling shareholder of the Company.

In connection with this share purchase transaction, on January 12, 2016, Mr. Krichevcev and Ms. Varuha resigned from all positions they held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Board Director.

On January 12, 2016, Mr. Gan Ren became the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

Results of operations for the three-month periods ended December 31, 2015 and 2014.

Revenue

Our gross revenue for the three-month periods ended December 31, 2015 and 2014 was $0 and $4,500 respectively.  Our cost of revenues for the three-month period ended December 31, 2015 was $0 and $1,350, respectively, resulting in a gross profit of $0 and $3,150, respectively. All of our revenues during the three months ended December 31, 2014 derived from consulting services related to market research and feasibility studies and translation services. The Company did not have any projects during the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Operating Expenses

The major components of our expenses for the three-month periods ended December 31, 2015 and 2014 are outlined in the table below:

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014

Compensation – officers	$ 2,700	$ 1,350
Professional fees	1,500	1,850
General and administrative	7,767	6,157
	$ 11,967	$ 9,357

The operating expenses for the three months ended December 31, 2015 of $11,967 increased by $2,610 from $9,357 for the three months ended December 31, 2014. The increase was due to an increase in OTC market and transfer agent fees.

Net Loss

During the three months ended December 31, 2015, we incurred a net loss of $11,967 compared to a net loss of $6,207 during the three months ended December 31, 2014 due to the decrease in revenue and the increase in operating expenses.

Results of operations for the six-month periods ended December 31, 2015 and 2014.

Revenue

Our gross revenue for the six-month periods ended December 31, 2015 and 2014 was $2,000 and $12,300 respectively.  Our cost of revenues for the six-month period ended December 31, 2015 was $1,050 (December 31, 2014: $2,700) resulting in a gross profit of $950 and $9,600 respectively. All of our revenues derived from consulting services related to market research and feasibility studies and translation services. The decrease in revenues was due to fewer number of projects completed during the six months ended December 31, 2015 compared to the same period in our fiscal 2015.

Operating Expenses

The major components of our expenses for the six-month periods ended December 31, 2015 and 2014 are outlined in the table below:

	For the Six Months Ended December 31, 2015	For the Six Months Ended December 31, 2014

Compensation – officers	$ 4,350	$ 2,700
Professional fees	6,250	7,650
General and administrative	14,859	10,908
	$ 25,459	$ 21,258

The operating expenses for the six-month periods ended December 31, 2015 were $25,459, increased compared to the $21,258 for the six months ended December 31, 2014. The increase was due to an increase in OTC market and transfer agent fees.

Net Loss

During the six months ended December 31, 2015 we incurred a net loss of $24,509 compared to a net loss of $11,658 during the six months ended December 31, 2014 due to the decrease in revenue and the increase in operating expenses.

Liquidity and Capital Resources

	As of	As of
	December 31,	June 30,
	2015	2015

Total assets	$4,236	$9,555
Total liabilities	(55,048)	(35,858)
Working capital deficiency	$(50,812)	$(26,303)

Liquidity

The Company’s operations in the recent past have been financed primarily through cash flow from operations, equity financing, existing cash and, in the first quarter of fiscal 2016, a cash advance from the Company’s Chief Executive Officer. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the increase in corporate activities and implementation of its business plan.

Our total current liabilities exceed our current assets resulting in working capital deficiency of $50,812 as of December 31, 2015. Our total current liabilities exceed our current assets resulting in working capital deficiency of $26,303 as of June 30, 2015. The increase in our working capital deficit during the period was principally due to operating losses incurred in this period.

From time to time, the President, Chief Executive Officer and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and June 30, 2015, the advance balance was $30,500 and $7,500, respectively.

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

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2015 we used $23,319 in operating activities compared to $5,601 used in operating activities during the six months ended December 31, 2014.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six-month periods ended December 31, 2015 and 2014.

Cash Flows from Financing Activities

During the six months ended December 31, 2015, we generated $23,000 from advances from our Chief Executive Officer while we neither generated nor used funds in financing activities during the six months ended December 31, 2014.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended December 31, 2015, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended December 31, 2015 and 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2015 and 2014.

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

Date: February 15, 2016

FRONTERA GROUP INC.

By:	/s/ Gan Ren
Gan Ren, Chief Executive Officer, Chief Financial Officer