Form 10-Q
period 2016-03-31
FRONTERA GROUP INC.
filed 2016-05-26
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Drake Street, Room 7F, Pomona, CA 91767	91767
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 909-374-5750

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 16, 2016
Common Stock, $0.001 par value	307,280,000

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three and Nine Month Periods March 31, 2016 and 2015

(Unaudited)

Index to the Condensed Financial Statements

Contents

Condensed Balance Sheets at March 31, 2016 (unaudited) and June 30, 2015

Condensed Statement of Operations for the Three and Nine Month Periods Ended March 31, 2016 and 2015

Condensed Statement of Cash Flows for the Nine Month Ended Periods March 31, 2016 and 2015

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
CONDENSED BALANCE SHEETS

	March 31, 2016 (unaudited)	June 30, 2015

ASSETS

Current Assets:
Cash	$ 9,000	$ 388
Prepaid expenses	-	9,167
Total current assets	9,000	9,555

Total Assets	$ 9,000	$ 9,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ -	$ 13,058
Accrued compensation - officers	-	15,300
Advance from CEO	1,500	7,500
Total current liabilities	1,500	35,858

Total liabilities	1,500	35,858

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,000 and 7,280,000 shares issued and outstanding at March 31, 2016 and June 30, 2015	3,073	73
Additional paid-in capital	105,975	44,927
Accumulated deficit	(101,548)	(71,303)
Total stockholders' equity (deficit)	7,500	(26,303)

Total Liabilities and Stockholders' Equity (Deficit)	$ 9,000	$ 9,555

See accompanying notes to the condensed unaudited financial statements
F-1

FRONTERA GROUP INC.
CONSENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015

Revenue	$ -		$ 3,000		$ 2,000		$ 15,300
Cost of Revenue	-		1,350		1,050		4,050
Gross Profit	-		1,650		950		11,250

Operating Expenses:
Compensation - officers	-		1,350		4,350		4,050
Professional fees	1,500		18,702		7,750		34,247
General and administrative	4,236		3,660		19,095		6,673
Total operating expenses	5,736		23,712		31,195		44,970

Loss Before Income Tax Provision	(5,736)		(22,062)		(30,245)		(33,720)

Income Tax Provision	-		-		-		-

Net Loss	$ (5,736)		$ (22,062)		$ (30,245)		$ (33,720)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	*	$ (0.00)	*	$ (0.00)	*	$ (0.01)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	73,214,066		6,452,000		29,098,182		4,805,401

* - denotes a loss of less than $(0.01) per share

See accompanying notes to the condensed unaudited financial statements
F-2

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Operating Activities:
Net loss	$ (30,245)	$ (33,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	9,167	-
Accounts payable and accrued expenses	(9,210)	1,985
Accrued compensation - officers	5,400	8,100

Net Cash Used In Operating Activities	(24,888)	(23,635)

Financing Activities:
Proceeds from issuance of common stock	9,000	41,000
Advance from CEO	24,500	-

Net Cash Provided by Financing Activities	33,500	41,000

Net Change in Cash	8,612	17,365

Cash - Beginning of Period	388	6,616

Cash - End of Period	$ 9,000	$ 23,981

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-cash Activities:
Former shareholder debts converted into additional paid-in capital	$ 55,048	$ -

See accompanying notes to the condensed unaudited financial statements
F-3

FRONTERA GROUP INC.

For the Three and Nine Month Periods Ended March 31, 2016 and 2015

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

There was no allowance for doubtful accounts at March 31, 2016 and June 30, 2015.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the period from Inception (November 21, 2013) through March 31, 2016.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and nine months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015		For the Nine Months Ended March 31, 2016		For the Nine Months Ended March 31, 2015

President, Chief Executive Officer	$ -	(i)	$ 1,500	(i)	$ 3,000	(ii)	$ 4,500	(ii)
Chief Financial Officer, Secretary and Treasurer	-		1,200		2,400		3,600
	$ -		$ 2,700		$ 5,400		$ 8,100

(i)

During the three months ended March 31, 2016 and 2015, $0 and $1,350 of these related party consulting services was recognized in cost of revenues and $0 and $1,350, respectively, in officers’ compensation within operating expenses.

(ii)

During the nine months ended March 31, 2016 and 2015, $1,050 and $4,050 of these related party consulting services was recognized in cost of revenues and $4,350 and $4,050, respectively, in officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2016 and June 30, 2015, the advance balance was $1,500 and $7,500, respectively.

Accrued Compensation

The President and Chief Financial Officer provide management consulting services to the Company.

On February 1, 2014 the Company entered into a Management Consulting Agreement with Mr. Krichevcev for the provision of services related to chief executive officer duties at a rate of $500 per month.  During the nine months ended March 31, 2016 and 2015, the Company incurred $3,000 and $4,500 in management consulting services with the President of the Company, respectively.  On January 12, 2016, pursuant to the terms of the Stock Purchase Agreements, the former officer and stockholder forgave accrued compensation of $11,500. Therefore, the accrued compensation was $0 and $4,500 as of March 31, 2016 and 2015.

On February 1, 2014 the Company entered into a Management Consulting Agreement with Mrs. Varuha for the provision of services related to Secretary, Treasurer and Chief Financial Officer duties at a rate of $400 per month.  During the nine months ended March 31, 2016 and 2015, the Company incurred $2,400 and $3,600 in consulting services with the Chief Financial Officer of Company, respectively.  On January 12, 2016, pursuant to the terms of the Stock Purchase Agreements, the former officer and stockholder forgave accrued compensation of $9,200. Therefore, the accrued compensation was $0 and $3,600 as of March 31, 2016 and 2015.

These Management Consulting Agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.

Note 5 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On February 23, 2016, the Company increased its authorized common shares to one billion (1,000,000,000), and decreased the par value to $0.00001 per share. Due to this change, $7,207 was shifted from the Common Stock account to the Additional Paid-in Capital account.

Common stock

As of June 30, 2014, there were a total of 7,280,000 shares of common stock issued and outstanding.  On March 12, 2016, the Company sold 300,000,000 common shares at $0.00003 per share for total proceeds of $9,000. The 300,000,000 shares of common stock were issued to Nanjing Dayu Xianneng Foods, Co, Ltd. The control person that Nanjing Dayu Xianneng Foods CO Ltd is Mr. Daobing Xia.

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

On March 12, 2016, the Company sold 300,000,000 common shares at $0.00003 per share for total proceeds of $9,000. The 300,000,000 shares of common stock were issued to Nanjing Dayu Xianneng Foods, Co, Ltd. The control person that Nanjing Dayu Xianneng Foods CO Ltd is Mr. Daobing Xia. Mr. Gan Ren still remains the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

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

As of March 31, 2016, we provided consulting services related to market feasibility studies, competitor research and translation services. Our plan over the next twelve months is to expand our client base and the range of services we provide.

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

On March 12, 2016, the Company sold 300,000,000 common shares at $0.00003 per share for total proceeds of $9,000. The 300,000,000 shares of common stock were issued to Nanjing Dayu Xianneng Foods, Co, Ltd. The control person that Nanjing Dayu Xianneng Foods CO Ltd is Mr. Daobing Xia. Mr. Gan Ren still remains the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

Results of operations for the three-month periods ended March 31, 2016 and 2015.

Revenue

Our gross revenue for the three-month periods ended March 31, 2016 and 2015 was $0 and $3,000 respectively.  Our cost of revenues for the three-month period ended March 31, 2016 and 2015 was $0 and $1,350, respectively, resulting in a gross profit of $0 and $1,650, respectively. All of our revenues during the three months ended March 31, 2015 derived from consulting services related to market research and feasibility studies and translation services. The Company did not have any projects during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Operating Expenses

The major components of our expenses for the three-month periods ended March 31, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Compensation – officers	$ -	$ 1,350
Professional fees	1,500	18,702
General and administrative	4,236	3,660
	$ 5,736	$ 23,712

The operating expenses for the three months ended March 31, 2016 of $5,736 decreased by $17,976 from $23,712 for the three months ended March 31, 2015. The increase was due to a decrease in OTC market and transfer agent fees.

Net Loss

During the three months ended March 31, 2016, we incurred a net loss of $5,736 compared to a net loss of $22,062 during the three months ended March 31, 2015 due to the decrease in revenue and operating expenses.

Results of operations for the nine-month periods ended March 31, 2016 and 2015.

Revenue

Our gross revenue for the nine-month periods ended March 31, 2016 and 2015 was $2,000 and $15,300 respectively.  Our cost of revenues for the nine-month period ended March 31, 2016 and 2015 was $1,050 and $4,050, respectively, resulting in a gross profit of $950 and $11,250, respectively. All of our revenues derived from consulting services related to market research and feasibility studies and translation services. The decrease in revenues was due to a fewer number of projects completed during the nine months ended March 31, 2016 compared to the same period in our fiscal 2015.

Operating Expenses

The major components of our expenses for the nine-month periods ended March 31, 2016 and 2015 are outlined in the table below:

	For the Nine Months Ended March 31, 2016	For the Nine Months Ended March 31, 2015

Compensation – officers	$ 4,350	$ 4,050
Professional fees	7,750	34,247
General and administrative	19,095	6,673
	$ 31,195	$ 44,970

The operating expenses for the nine month periods ended March 31, 2016 were $31,195, decreases of $13,775 as compared to $44,970 for the nine months ended March 31, 2015. The decrease was due to an increase in OTC market and transfer agent fees.

Net Loss

During the nine months ended March 31, 2016 we incurred a net loss of $30,245 compared to a net loss of $33,720 during the nine months ended March 31, 2015 due to the decrease in revenue and operating expenses.

Liquidity and Capital Resources

	As of	As of
	March 31,	June 30,
	2016	2015

Total assets	$9,000	$9,555
Total liabilities	(1,500)	(35,858)
Working capital (deficiency)	$7,500	$(26,303)

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

As of March 31, 2016, we had working capital was $7,500. Our total current liabilities exceed our current assets resulting in working capital deficiency of $26,303 as of June 30, 2015. The increase in our working capital during the period was principally because the proceeds from the issuance of common shares and former stockholders forgave advances of $55,048 as contributions to capital in this period.

From time to time, the President, Chief Executive Officer and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2016 and June 30, 2015, the advance balance was $1,500 and $7,500, respectively.

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

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2016 we used $24,888 in operating activities compared to $23,635 used in operating activities during the nine months ended March 31, 2015.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine-month periods ended March 31, 2016 and 2015.

Cash Flows from Financing Activities

During the nine months ended March 31, 2016, we generated $24,500 from advances from our Chief Executive Officer while we neither generated nor used funds in financing activities during the nine months ended March 31, 2015.

During the nine months ended March 31, 2016, we generated $9,000 from issuance of 300,000,000 common shares at $0.00003 per share. During the nine months ended March 31, 2015, we generated $41,000 from issuance of 3,280,000 common shares at $0.0125 per share.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three month periods ended March 31, 2016 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 12, 2016, the Company issued 300,000,000 shares of common stock to Nanjing Dayu Xianneng Foods Co, Ltd for the Purchase Price of US $ 0.00003 per share, total of US$ 9,000.00. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three month periods ended March 31, 2016

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

Date: May 24, 2016

FRONTERA GROUP INC.

By:	/s/ Gan Ren
Gan Ren, Chief Executive Officer, Chief Financial Officer

20