Form 10-Q/A
period 2016-03-31
FRONTERA GROUP INC.
filed 2016-05-31
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO.1

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

EXPLANATORY NOTE

This Amendment No.1 to Form 10-Q for the quarter ended March 31, 2016 is to provide the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

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

Date: May 30, 2016

FRONTERA GROUP INC.

By:	/s/ Gan Ren
Gan Ren, Chief Executive Officer, Chief Financial Officer