Form 10-K
period 2016-06-30
FRONTERA GROUP INC.
filed 2016-10-31
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer [   ]                                                                                        Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)               Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of December 31, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $820,000.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement and Management Consultant Agreements are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.

TABLE OF CONTENTS

Part I

Item 1.	Business

Item 1.A	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9 A.	Controls and Procedures

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Signatures

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

•

the uncertainty of profitability based upon our history of losses;

•

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•

risks related to our international operations and currency exchange fluctuations; and

•

other risks and uncertainties related to our business plan and business strategy.

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

Item 1.   BUSINESS

Our Business

Frontera Group Inc. is an export management company providing business development and market consultancy services. Our target clients are manufacturers of food products, who are looking for assistance in the areas of marketing, sales and logistics as they expand their sales territories. We specifically target these types of companies because of experience of our management in providing marketing and distribution services to manufacturer of food products.

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

Employees

As of the date of this Annual Report we have one employee, Gan Ren, who is the sole officer of the Company.

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

Holders.

As of June 30, 2016, there were approximately 10 record holders of 307,280,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

On March 12, 2016, the Company issued 300,000,000 shares of common stock to Nanjing Dayu Xianneng Foods Co, Ltd for the Purchase Price of US $ 0.00003 per share, total of US$ 9,000. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2016 and 2015.

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

“Emerging Growth Company” Status

Frontera Group Inc. is an “emerging growth company” under the Jumpstart Our Business Startups Act and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Frontera Group has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Frontera Group is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the "EXCHANGE ACT").

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

Results of operations for the year ended June 30, 2016, and for the year ended June 30, 2015.

Revenue

Our gross revenue for the year ended June 30, 2016 and for the year ended June 30, 2015 was $2,000 and $16,800 respectively. Our cost of revenues for the year ended June 30, 2016 was $1,050 (June 30, 2015: $4,500) resulting in a gross profit of $950 (June 30, 2015: $12,300). All of our revenues derived from consulting services related to market research, feasibility studies and translation.

Costs and Expenses

The major components of our expenses for the year ended June 30, 2016, and for the year endedJune 30, 2015 are outlined in the table below:

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015

Compensation - officers	$ 4,350	$ 6,300
Consulting fees	-	8,500
Professional fees	20,948	24,327
General and administrative	14,695	27,191
	$ 39,993	$ 66,318

During the year ended June 30, 2016, the Company incurred $39,993 in operating expenses compared to $66,318 for the year ended June 30, 2015. The decrease of $26,325 in operating expenses is due to the decrease in professional fees and general and administrative expense.

Liquidity and Capital Resources

	As of	As of
	June 30,2016	June 30,2015

Total assets	$9,000	$9,555
Total liabilities	(10,298)	(35,858)
Working capital deficiency	$(1,298)	$(26,303)

Liquidity

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015

Net cash used in operating activities	$(30,888)	$(47,228)
Cash provided by financing activities	39,500	41,000
Net increase (decrease) in cash	$8,612	$(6,228)

Cash Flows from Operating Activities

Our cash used in operating activities as of June 30, 2016 of $30,888 (June 30, 2015: $47,228). The decrease is due to the decrease in professional fees and general and administrative expenses.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended June 30, 2016。

Cash Flows from Financing Activities

During the year ended June 30, 2016, the Company sold 300,000,000 common shares for $9,000 and received advances from officer in the total amount of $30,500.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRONTERA GROUP INC.

June 30, 2016

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

1438 N Highway 89, Suite 130

Farmington, UT 84025

Office: (801)447-9572 Fax: (801)447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Frontera Group, Inc.

Pomana, California

We have audited the accompanying balance sheet of Frontera Group, Inc. (the “Company”) as of June 30, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2016. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2015 and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended June 30 were audited by another auditor who expressed an unqualified opinion on July 28, 2015. Our opinion, in so far as it relates to the year ended June 30, 2015, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and the results of its operations and its cash flows for the years ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company suffered a loss from operations during the year ended June 30, 2016, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler & Hardy P.C.

Salt Lake City, Utah

October 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Frontera Group, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Frontera Group, Inc. (the “Company”) as of June 30, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontera Group Inc. as of June 30, 2015 and the related statement of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Cutler & Co., LLC

Wheat Ridge, Colorado

July 28, 2015

      9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

FRONTERA GROUP INC.
BALANCE SHEETS
	30-Jun-16	30-Jun-15
Current Assets:
Cash	$ 9,000	$ 388
Prepaid expenses	-	9,167
Total current assets	9,000	9,555
Total Assets	$ 9,000	$ 9,555
Current Liabilities:
Accounts payable	5,600	13,058
Accrued compensation - officers	-	15,300
Advance from officer	4,698	7,500
Total current liabilities	10,298	35,858
Total liabilities	10,298	35,858
Commitments and Contingencies
Stockholders' Deficit:
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,000 and 7,280,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	3,073	73
Additional paid-in capital	105,975	44,927
Accumulated deficit	(110,346)	(71,303)
Total Stockholders' (Deficit)	(1,298)	(26,303)

Total Liabilities and Stockholders' (Deficit)	$ 9,000	$ 9,555

See accompanying notes to financial statements.

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
	For the Year	For the Year
	Ended	Ended
	June 30, 2016	June 30, 2015
Revenue	$ 2,000	$ 16,800
Cost of Revenue – related party	1,050	4,500
Gross Profit	950	12,300
Operating Expenses:
Compensation-Officers	4,350	6,300
Consulting fees	-	8,500
Professional Fees	20,948	24,327
General and administrative expenses	14,695	27,191
Total operating expenses	39,993	66,318
Loss Before Income Tax Provision	($39,043)	($54,018)
Income Tax Provision	-	-
Net Loss	$ (39,043)	$ (54,018)
Net Loss Per Common Share:
- Basic and Diluted	$0.00	($0.01)
Weighted Average Common Shares Outstanding:
- Basic and Diluted	97,890,410	5,422,356

See accompanying notes to financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDING JUNE 30, 2015 AND JUNE 30, 2016
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit)
	Common stock
	Shares	Amount
Balance, June 30, 2014	4,000,000	40	-	(17,285)	(17,245)
Common stock issued for cash at $0.0125 per share in January 2015	3,280,000	33	44,927	-	44,960
Net loss	-	-	-	(54,018)	(54,018)
Balance, June 30, 2015	7,280,000	$ 73	$ 44,927	($71,303)	($26,303)
Common stock issued for cash at $0.003 per share in March 2016	300,000,000	3,000	6,000	-	9,000
Former shareholder debts converted into additional paid-in capital			55,048		55,048
Net loss	-	-	-	(39,043)	(39,043)
Balance, June 30, 2016	307,280,000	$ 3,073	$ 105,975	($110,346)	($1,298)

See accompanying notes to financial statements.

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
	For the Year Ended	For the Year Ended
	June 30, 2016	June 30, 2015
Operating Activities:
Net loss	$ (39,043)	$ (54,018)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in Operating Assets and Liabilities:
Decrease (increase) in Prepaid expenses	9,167	(9,167)
(Decrease) increase in Accounts payable and accrued expenses	(6,412)	5,157
Increase in Accrued compensation - officers	5,400	10,800
Net Cash Used In Operating Activities	($30,888)	($47,228)
Financing Activities:
Proceeds from issuance of common stock	9,000	41,000
Advance from officer	30,500	-
Net Cash Provided by Financing Activities	39,500	41,000
Net Change in Cash	8,612	(6,228)
Cash - Beginning of Period	388	6,616
Cash - End of Period	$ 9,000	$ 388
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -
Non-cash investing and financing activities
Accounts payable and accrued expenses converted to additional paid-in capital	$ 3,848	$ -
Accrued compensation - officers converted to additional paid-in capital	$ 20,700	$ -
Advance from officer converted to additional paid-in capital	$ 30,500	$ -

See accompanying notes to financial statements.

FRONTERA GROUP INC.

Notes to the Audited Financial Statements

For the Year Ended June 30, 2016

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

 (ii)   Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

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

Revenue Recognition

Our revenues for the year ended June 30, 2016 were from only one customer. The revenue concentrations were high for the year ended June 30, 2016.

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

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax ratesexpected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the years ended June 30, 2016 and 2015.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the year ended June 30, 2016 and 2015 were as follows:

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
Former President, Chief Executive Officer	$ 3,000	$ 6,000
Former Chief Financial Officer, Secretary and Treasurer	2,400	4,800
	$ 5,400	$ 10,800

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2016 and June 30, 2015, the advance balance was $4,698 and $7,500, respectively.

Accrued Compensation

Prior to January 2016, the former President and former Chief Financial Officer provided management consulting services to the Company. On February 1, 2014, we have entered into consulting agreements with Michael Krichevcev, our former President, and Tatiana Varuha, our former Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.  In January 2016, when Michael Krichevcev and Tatiana Varuha were no longer the officers of the Company, the Company terminated the management consulting engagement with them.

During the year ended June 30, 2016 and 2015, the Company incurred $5,400 and $10,800, respectively, in management consulting services with the former President and the former CFO of the Company. The outstanding balance of accrued compensation was converted into additional paid in capital in January 2016. As of the June 30, 2016 and 2015, the balance of accrued compensation was $0 and $15,300, respectively.

Note 5 – Stockholders’ Deficit

Shares authorized

The number of shares of common stock the Company is authorized to issue is 1,000,000,000 shares, par value $0.00001 per share.

In February 2016, the Company increased its authorized stock from 75,000,000 shares authorized, par value $0.001 per share, to 1,000,000,000 shares, par value $0.00001 per share.

Common stock

During the year ended June 30, 2015, the Company sold 3,280,000 common shares at $0.0125 per share for total proceeds of $41,000.

In the year ended June 30, 2016, the Company sold 300,000,000 common shares at $0.00003 per share for a total proceeds of $9,000.

Change in Control

On January 12, 2016, Mr. Michael Krichevcev, the Company’s Chief Executive Officer and Director, and Ms.Tatiana Varuha, the Company’s Chief Financial Officer and Director, sold all of their 4,000,000 shares of commonstock of the Company to Mr. Gan Ren. The 4,000,000 shares of common stock sold represented a majority ofthe total issued and outstanding common stock of the Company at the time of sale.

Note 6 – Income Tax Provision

Deferred Tax Assets

As of June 30, 2016 and 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $110,346 and $71,303, respectively that may be offset against future taxable income which begin to expire in 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	June 30, 2016	June 30, 2015
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$16,551	$10,695
Less valuation allowance	(16,551)	(10,695)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at June 30, 2016 and 2015.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2016 and 2015, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at June 30, 2016 and 2015 relating to unrecognized tax benefits.

The tax years 2014 to 2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

On November 12, 2015, Cutler & Co., LLC (“Cutler & Co.”) informed us that it had sold its SEC auditing practice to Pritchett, Siler & Hardy PC. As a result of the transaction, the Cutler & Co. resigned as the Company’s independent registered public accounting firm.

The Company had appointed Cutler & Co. as it independent registered public accounting firm on June 17, 2015 and Cutler & Co. completed the audit of our financial statements for the year ended June 30, 2015 and the review of our quarterly financial statements for the period ended September 30, 2015.

On November 16, 2015, the Company approved the engagement of Pritchett, Siler and Hardy PC (“Pritchett, Siler and Hardy PC”) as its principal accountant to audit the Company's financial statements.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2016 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are not effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Gan Ren	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Biographical Information Regarding Officers and Directors

Gan Ren, age 29, graduated from Nanchang Aero University Business Administration major with a bachelor degree in 2010. He received a MBA degree from University of Laverne in 2016.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Gan Ren	2016	0	0	0	0	0	0	0	0
President, CEO, CFO, Treasurer, Secretary	2015	0	0	0	0	0	0	0	0
Michael Krichevcev	2016	0	0	0	0	0	0	3,000	3,000
Former President, Former CEO	2015	0	0	0	0	0	0	6,000	6,000

Tatiana Varuha	2016	0	0	0	0	0	0	2,400	2,400
Former CFO, Former Treasurer, Former Secretary	2015	0	0	0	0	0	0	4,800	4,800

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2016 and 2015.

Option Exercises and Stock Vested

None

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

None

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2016: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of June 30, 2016 there were 307,280,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %
Common	Gan Ren, CEO, CFO 150 Drake Street, Room 7F Pomona CA 91767	4,000,000	1.3%
	All executive officers and directors as a group (1 person)	4,000,000
Common	Nanjing Dayu Xianneng Food Co, Ltd 16F Building A, Fenghuo Science plaza,Jianye District, Nanjing,China Postal code: 210019	300,000,000	97.63%

 (1)     Applicable percentage of ownership is based on 307,280,000 shares of common stock outstanding on October 13, 2016.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of October 13, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 13, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of October 13, 2016, there were 307,280,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the year ended June 30, 2016 and 2015 were as follows:

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2016

Former President, Chief Executive Officer	$ 3,000	$ 6,000
Former Chief Financial Officer, Secretary and Treasurer	2,400	4,800
	$ 5,400	$ 10,800

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Gan Ren, is also our chief executive officer and chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 17, 2015 the Company engaged Cutler & Co., LLC as its new independent registered public accounting firm. During the year ended June 30, 2014 and prior to June 17, 2015 (the date Cutler & Co. was engaged), the company did not incur any fees with Cutler & Co.

On November 12, 2015, Cutler & Co., LLC (“Cutler & Co.”) informed us that it had sold its SEC auditing practice to Pritchett, Siler & Hardy PC. As a result of the transaction, the Cutler & Co. resigned as the Company’s independent registered public accounting firm.

The Company had appointed Cutler & Co. as it independent registered public accounting firm on June 17, 2015 and Cutler & Co. completed the audit of our financial statements for the year ended June 30, 2015 and the review of our quarterly financial statements for the period ended September 30, 2015.

On November 16, 2015, the Company approved the engagement of Pritchett, Siler and Hardy PC (“Pritchett, Siler and Hardy PC”) as its principal accountant to audit the Company's financial statements.

	Year ended	Year ended
	June 30, 2016	June 30, 2015

Audit fees	$8,500	$4,550
Audit – related fees	Nil	Nil
Tax fees	$750	Nil
All other fees	Nil	$700

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

Gan Ren

CEO, CFO

October 28, 2016