Form 10-Q
period 2016-09-30
FRONTERA GROUP INC.
filed 2016-12-13
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Drake Street, Room 7F, Pomona, CA 91767	91767
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (909) 374-5750

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 6, 2016
Common Stock, $0.00001 par value	307,280,000

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three Months Periods September 30, 2016 and 2016

 (Unaudited)

Contents

Condensed Balance Sheets at September 30, 2016 and June 30, 2016 (unaudited)

Condensed Statement of Operations for the Three Months Periods Ended September 30, 2016 and 2015

Condensed Statement of Cash Flows for the Three Months Ended Periods September 30, 2016 and 2015

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS (UNAUDITED)
	September 30, 2016	June 30, 2016
Current Assets:
Cash	$9,000	$9,000
Total current assets	9,000	9,000
Total Assets	$9,000	$9,000
Current Liabilities:
Accounts payable	250	5,600
Advance from officer	10,713	4,698
Total current liabilities	10,963	10,298
Total liabilities	10,963	10,298
Commitments and Contingencies
Stockholders' Deficit:
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,000 and 307,280,000 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	3,073	3,073
Additional paid-in capital	105,975	105,975
Accumulated deficit	(111,011)	(110,346)
Total Stockholders' (Deficit)	(1,963)	(1,298)

Total Liabilities and Stockholders' (Deficit)	$9,000	$9,000

FRONTERA GROUP INC.
CONSENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months		Three Months
	Ended		Ended
	September 30, 2016		September 30, 2015

Revenue	$ -		$ 2,000

Cost of Revenue	-		1,050

Gross Profit	-		950

Operating Expenses:
Compensation - officers	-		1,650
Professional fees	-		4,750
Transfer agent	665		650
General and administrative	-		6,442
Total operating expenses	665		13,492

Loss Before Income Tax Provision	(665)		(12,542)

Income Tax Provision	-		-
Net Loss	$ (665)		$ (12,542)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	*	$ (0.00)	*

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,000		97,890,410

* - denotes a loss of less than $(0.01) per share

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Operating Activities:
Net loss	$ (665)	$ (12,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	2,500
Accounts payable and accrued expenses	665	(12,784)
Accrued compensation - officers	-	2,700

Net Cash Used In Operating Activities	-	(20,126)

Financing Activities:
Advance from CEO	-	23,000

Net Cash Provided by Financing Activities	-	23,000

Net Change in Cash	-	2,874

Cash - Beginning of Period	9,000	388
Cash - End of Period	$ 9,000	$ 3,262
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -
Non-cash investing and financing activities:
Accounts payable and accrued expenses transferred to Advance from CEO	$ 6,015	$ -

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

For the Three Months Ended September 30, 2016 and 2015

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2016 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K, which was filed with the Securities and Exchange Commission on October 31, 2016.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).  Actual results could differ from those estimates.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended September 30, 2016 and 2015.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the reporting period ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and the former Treasurer and Chief Financial Officer for the three months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015

President, Chief Executive Officer	$ -	$ 1,500	(i)
Chief Financial Officer, Secretary and Treasurer	-	1,200
	$ -	$ 2,700

(i)      During the three months ended September 30, 2016 and 2015, $0 and $1,050 of these related party consulting services was recognized in cost of revenues and $0 and $450, respectively, in officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2016 and June 30, 2016, the advance balance was $10,713 and $30,500, respectively.

Accrued Compensation

Prior to January 2016, the former President and former Chief Financial Officer provided management consulting services to the Company. On February 1, 2014, we have entered into consulting agreements with Michael Krichevcev, our former President, and Tatiana Varuha, our former Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.  In January 2016, when Michael Krichevcev and Tatiana Varuha were no longer the officers of the Company, the Company terminated the management consulting engagement with them. During the three months ended September 30, 2016 and 2015, the Company incurred $0 and $1,500, respectively, in management consulting services with the former President of the Company in each period.

Note 5 – Subsequent Event

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

Results of operations for the three-month periods ended September 30, 2016 and 2015.

Revenue

Our gross revenue for the three-month periods ended September 30, 2016 and 2015 was $0 and $2,000 respectively.  Our cost of revenues for the three-month period ended September 30, 2016 was $0 (September 30, 2015: $1,050) resulting in a gross profit of $0 and $950, respectively. All of our revenues during the three months ended September 30, 2015 derived from consulting services related to market research and feasibility studies and translation services. We did not perform any consulting services during the three months ended September 30, 2016 resulting in a decrease in revenues and gross margin compared to the same period in our 2015fiscal year.

Costs and Expenses

The major components of our expenses for the three-month periods ended September 30, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	Increase (Decrease)

Compensation – officers	$ -	$ 1,650	$ (1,650)
Professional fees	-	4,750	(4,750)
Transfer agent	665	650	15
General and administrative	-	6,442	(6,442)
	$ 665	$ 13,492	$ (12,827)

Compensation - officers

During the three months ended September 30, 2016 and 2015, the Company incurred $0 and $1,650, respectively, in management consulting services from the former President and former CFO of the Company.  The decrease in compensation was due to the termination of the management consulting agreements with the Company’s former President and former CFO in January 2016.

Professional fees.

The decrease in the professional fees of $4,750 was due to a reduction in legal or audit services utilized during the three months ended September 30, 2016.

General and Administrative

The decrease in general and administrative expenses of $6,442 was a result of limited business activity and no general and administrative expense was incurred in the three months ended September 30, 2016.

Net Loss

During the three months ended September 30, 2016 we incurred a net loss of $665 compared to a net loss of $12,542 during the three months ended September 30, 2015. The significant decrease in net loss was due to that no compensation, no professional fee and no general and administrative expense were incurred in the three months ended September 30, 2016.

Liquidity and Capital Resources

	As of	As of
	September 30,	June 30,
	2016	2016

Total current assets	$9,000	$9,000
Total current liabilities	(10,963)	(10,298)
Working capital deficiency	$(1,963)	$(1,298)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015

Net cash used in operating activities	$-	$(20,126)
Cash used in investing activities	-	-
Cash provided by financing activities	-	23,000
Net increase (decrease) in cash	$-	$2,874

Cash Flows from Operating Activities

During the three months ended September 30, 2016 we used $0 in operating activities compared to $20,126 used in operating activities during the three months ended September 30, 2015, a decrease of $20,126.

The decrease of the cash used in operating activities was due to reductions in operating expenses incurred during the three months ended September 30, 2016.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three-month periods ended September 30, 2016 and 2015.

Cash Flows from Financing Activities

During the three months ended September 30, 2016, we neither generated nor used funds in financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended September 30, 2016.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended September 30, 2016, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended September 30, 2016.

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

Frontera Group Inc

/s/ Gan Ren

CEO, CFO

December 12, 2016