Form 10-Q
period 2016-12-31
FRONTERA GROUP INC.
filed 2017-02-08
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Drake Street, Room 7F, Pomona, CA 91767	91767
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2017
Common Stock, $0.00001 par value	307,280,000

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three and Six Months Periods ended December 31, 2016 and 2015

 (Unaudited)

Contents

Condensed Balance Sheets at December 31, 2016 and June 30, 2016

Condensed Statement of Operations for the Three and Six Months Periods Ended December 31, 2016 and 2015

Condensed Statement of Cash Flows for the Six Months Ended Periods December 31, 2016 and 2015

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.

BALANCE SHEETS (Unaudited)

	December 31, 2016	June 30, 2016

Current Assets:
Cash	$3,350	$9,000
Total current assets	3,350	9,000
Total Assets	$3,350	$9,000

Current Liabilities:
Accounts payable	$875	$5,600
Advance from officer	10,713	4,698
Total current liabilities	11,588	10,298
Total liabilities	11,588	10,298

Commitments and Contingencies	-	-
Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,000 and 307,280,000 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	3,073	3,073
Additional paid-in capital	105,975	105,975
Accumulated deficit	(117,286)	(110,346)
Total Stockholders' (Deficit)	(8,238)	(1,298)
Total Liabilities and Stockholders' (Deficit)	$3,350	$9,000

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONSENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended December 31, 2016	Three Months ended December 31, 2015	Six Months ended December 31, 2016	Six Months ended December 31, 2015

Revenue	$-	$-	$-	$2,000
Cost of Revenue	-	-	-	1,050
Gross Profit	-	-	-	950

Operating Expenses:
Compensation - officers	-	2,700	-	4,350
Professional fees	5,650	1,500	5,650	6,250
General and administrative and transfer agent fee	625	7,767	1,290	14,859
Total operating expenses	6,275	11,967	6,940	25,459
Operating Loss	(6,275)	(11,967)	(6,940)	(24,509)
Income Tax Provision	-	-	-	-
Net Loss	$(6,275)	$(11,967)	$(6,940)	$(24,509)

Net Loss Per Common Share:
- Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares
Outstanding:
- Basic and Diluted	307,280,000	7,280,000	307,280,000	7,280,000
See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31, 2016	December 31, 2015

Operating Activities:
Net loss	$(6,940)	$(24,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	5,000
Accounts payable	1,290	(9,210)
Accrued compensation - officers	-	5,400

Net Cash Used In Operating Activities	(5,650)	(23,319)

Financing Activities:
Advance from CEO	-	23,000

Net Cash Provided by Financing Activities	-	23,000

Net Change in Cash	(5,650)	(319)

Cash - Beginning of Period	9,000	388

Cash - End of Period	$3,350	$69
Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash investing and financing activities:
Accounts payable and accrued expenses transferred to Advance from officer	$6,015	$-

See accompanying notes to the condensed unaudited financial statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2016 and 2015

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended December 31, 2016 and 2015.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the reporting period ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and the former Treasurer and Chief Financial Officer for the three and six months ended December 31, 2016 and 2015 were as follows:

	For the Three Months Ended December 31, 2016		For the Three Months Ended December 31, 2015		For the Six Months Ended December 31, 2016		For the Six Months Ended December 31, 2015

President, Chief Executive Officer	$ -	(i)	$ 1,500	(i)	$ -	(ii)	$ 3,000	(ii)
Chief Financial Officer, Secretary and Treasurer	-		1,200		-		2,400
	$ -		$ 2,700		$ -		$ 5,400

(i)

During the three months ended December 31, 2016 and 2015, $0 and $0 of these related party consulting services was recognized in cost of revenues and $0 and $2,700, respectively, in officers’ compensation within operating expenses.

(ii)

During the six months ended December 31, 2016 and 2015 $0 and $1,050 of these related party consulting services was recognized in cost of revenues and $0 and $4,350, respectively, in officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and June 30, 2016, the advance balance was $10,713 and $4,698, respectively.

Accrued Compensation

Prior to January 2016, the former President and former Chief Financial Officer provided management consulting services to the Company. On February 1, 2014, we entered into consulting agreements with Michael Krichevcev, our former President, and Tatiana Varuha, our former Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.  In January 2016, when Michael Krichevcev and Tatiana Varuha were no longer the officers of the Company, the Company terminated the management consulting engagement with them. During the three and six months ended December 31, 2016, the Company did not incur any fee and expense in management consulting services with the former President and former Chief Financial Officer of the Company.

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

Results of operations for the three and six months periods ended December 31, 2016 and 2015.

Revenue

Our gross revenue for the three-month periods ended December 31, 2016 and 2015 was $0 and $0 respectively.  Our cost of revenues for the three-month period ended December 31, 2016 was $0 (December 31, 2015: $0) resulting in a gross profit of $0 and $0, respectively. We did not perform any consulting services during the three months ended December 31, 2016 and 2015.

Our gross revenue for the six-month periods ended December 31, 2016 and 2015 was $0 and $2,000 respectively.  Our cost of revenues for the six-month period ended December 31, 2016 was $0 (December 31, 2015: $1,050) resulting in a gross profit of $0 and $950, respectively. All of our revenues during the six months ended December 31, 2015 derived from consulting services related to market research and feasibility studies and translation services. We did not perform any consulting services during the six months ended December 31, 2016 resulting in a decrease in revenues and gross margin compared to the same period in our 2015 fiscal year.

Costs and Expenses

Operating Expenses

The major components of our expenses for the three-month periods ended December 31, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015

Compensation – officers	$ -	$ 2,700
Professional fees	5,650	1,500
General and administrative	625	7,767
	$ 6,275	$ 11,967

The operating expenses for the three months ended December 31, 2016 of $6,275 decreased by $5,692 from $11,967 for the three months ended December 31, 2015. The decrease was due to that we no longer paid compensation to officers and general and administrative expenses were also decreased due to our limited business activity.

The major components of our expenses for the six-month periods ended December 31, 2016 and 2015 are outlined in the table below:

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015

Compensation – officers	$ -	$ 4,350
Professional fees	5,650	6,250
General and administrative	1,290	14,859
	$ 6,940	$ 25,459

The operating expenses for the six-month periods ended December 31, 2016 were $6,940, decreased by $18,519 compared to the $25,459 for the six months ended December 31, 2015. The decrease was due to that we no longer paid compensation to officers and general and administrative expenses were also decreased due to our limited business activity.

Net Loss

During the three months ended December 31, 2016, we incurred a net loss of $6,275 compared to a net loss of $11,967 during the three months ended December 31, 2015. The decrease was due to that we no longer paid compensation to officers and general and administrative expenses were also decreased due to our limited business activity.

During the six months ended December 31, 2016, we incurred a net loss of $6,940 compared to a net loss of $24,509 during the six months ended December 31, 2015. The decrease was due to that we no longer paid compensation to officers and general and administrative expenses were also decreased due to our limited business activity.

Liquidity and Capital Resources

	As of	As of
	December 31,	June 30,
	2016	2016

Total assets	$3,350	$9,000
Total liabilities	(11,588)	(10,298)
Working capital deficiency	$(8,238)	$(1,298)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended December 31, 2016	For the Three Months Ended December 31, 2015

Cash used in operating activities	$(5,650)	$(23,319)
Cash used in investing activities	-	-
Cash provided by financing activities	-	23,000
Net increase (decrease) in cash	$(5,650)	$(319)

Cash Flows from Operating Activities

During the six months ended December 31, 2016 we used $5,650 in operating activities compared to $23,319 used in operating activities during the six months ended December 31, 2015.

The decrease of the cash used in operating activities was due to reductions in operating expenses incurred during the six months ended December 31, 2016.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six-month periods ended December 31, 2016 and 2015.

Cash Flows from Financing Activities

During the six months ended December 31, 2016, we neither generated nor used funds in financing activities.  During the six months ended December 31, 2015, we generated $23,000 from advances from our Chief Executive Officer.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended December 31, 2016.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended December 31, 2016, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended December 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2016.

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

February 7, 2017