Form 10-Q
period 2017-03-31
FRONTERA GROUP INC.
filed 2017-05-19
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2017
Common Stock, $0.001 par value	307,280,000

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three and Nine Month Periods March 31, 2017 and 2016

(Unaudited)

Index to the Condensed Financial Statements

Contents

Condensed Balance Sheets at March 31, 2017 (unaudited) and June 30, 2016

Condensed Statement of Operations for the Three and Nine Month Periods Ended March 31, 2017 and 2016

Condensed Statement of Cash Flows for the Nine Month Ended Periods March 31, 2017 and 2016

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
CONDENSED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(Unaudited)
Current Assets:
Cash	$10,825	$9,000
Total current assets	10,825	9,000
Total Assets	$10,825	$9,000

Current Liabilities:
Accounts payable	$3,600	$5,600
Advance from officer	10,713	4,698
Total current liabilities	14,313	10,298
Total liabilities	14,313	10,298

Commitments and Contingencies	-	-
Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,000 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	3,073	3,073
Additional paid-in capital	115,975	105,975
Accumulated deficit	(122,536)	(110,346)
Total Stockholders' (Deficit)	(3,488)	(1,298)
Total Liabilities and Stockholders' (Deficit)	$10,825	$9,000

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

CONSENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended March 31,2017	Three Months ended March 31,2016	Nine Months ended March 31,2017	Nine Months ended March 31,2016

Revenue	$-	$-	$-	$2,000
Cost of Revenue	-	-	-	1,050
Gross Profit	-	-	-	950
Operating Expenses:
Compensation - officers	-	-	-	4,350
Professional fees	4,650	1,500	10,300	7,750
General and administrative expenses	600	4,236	1,890	19,095
Total operating expenses	5,250	5,736	12,190	31,195
Loss Before Income Tax Provision	(5,250)	(5,736)	(12,190)	(30,245)
Income Tax Provision	-	-	-	-
Net Loss	$(5,250)	$(5,736)	$(12,190)	$(30,245)
Net Loss Per Common Share:
- Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Common Shares Outstanding
- Basic and Diluted	307,280,000	73,214,066	307,280,000	29,098,182

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended March 31, 2017	Nine Months ended March 31, 2016
Operating Activities:
Net loss	$(12,190)	$(30,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	9,167
Accounts payable	4,015	(9,210)
Accrued compensation - officers	-	5,400

Net Cash Used In Operating Activities	(8,175)	(24,888)

Financing Activities:
Capital contribution by CEO	10,000	-
Advance from prior CEO	-	24,500
Proceeds from issuance of common stock	-	9,000
		-
Net Cash Provided by Financing Activities	10,000	33,500

Net Change in Cash	1,825	8,612

Cash - Beginning of Period	9,000	388

Cash - End of Period	$10,825	$9,000
Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash investing and financing activities:
Accounts payable and accrued expenses transferred to advance from officer	$6,015	$-
Former shareholders/ officers debt forgiven and recognized as additional paid-in capital	$-	$55,048

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

For the Three and Nine Month Periods Ended March 31, 2017 and 2016

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Frontera Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 21, 2013, Frontera Group Inc. was an export management company providing business development and market consultancy services that assist small and medium-sized businesses in entering new markets in Central and South America. The Company currently has no operations and is a shell company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2017 and June 30, 2016, the Company does not have any cash equivalents.

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

Earnings (loss) per Share

Earnings (loss) Per Share is the amount of earnings (loss) attributable to each share of common stock. Earnings (loss) per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants. When the Company has a loss, dilutive shares are not included as they would be antidilutive.

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three and nine months ended March 31, 2017 and 2016.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $122,536 at March 31, 2017, a net loss of $12,190 for the nine months ended March 31, 2017 and net cash used in operating activities of $8,175 for the nine months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position is not currently sufficient to support the Company’s operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. Until such time, the Company will continue to be dependent on the availability of additional capital contributions from its CEO.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and the former Treasurer and Chief Financial Officer for the three and nine months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016		For the Nine Months Ended March 31, 2017		For the Nine Months Ended March 31, 2016

President, Chief Executive Officer	$ -	(i)	$ -	(i)	$ -	(ii)	$ 3,000	(ii)
Chief Financial Officer, Secretary and Treasurer	-		-		-		2,400
	$ -		$ -		$ -		$ 5,400

(i)

During the three months ended March 31, 2017 and 2016, none of these related party consulting services was recognized in cost of revenues and none in officers’ compensation within operating expenses.

(ii)

During the nine months ended March 31, 2017 and 2016, $0 and $5,400 of related party consulting services were recognized in cost of revenues and officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2017 and June 30, 2016, the advance balance was $10,713 and $4,698, respectively.

Accrued Compensation

Prior to January 2016, the former President and former Chief Financial Officer provided management consulting services to the Company. On February 1, 2014, we entered into consulting agreements with Michael Krichevcev, our former President, and Tatiana Varuha, our former Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.  In January 2016, when Michael Krichevcev and Tatiana Varuha were no longer the officers of the Company, the Company terminated the management consulting engagements with them. During three months ended March 31, 2017 and 2016, there was no fee and expense incurred. During  nine months ended March 31, 2017 and 2016, fee and expense incurred in management consulting services with the former President and former Chief Financial Officer of the Company was $0 and $5,400.

Note 5 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On February 23, 2016, the Company increased its authorized common shares to one billion (1,000,000,000), and decreased the par value to $0.00001 per share. Due to this change, $7,207 was shifted from the Common Stock account to the Additional Paid-in Capital account.

Common stock

On March 12, 2016, the Company sold 300,000,000 common shares at $0.00003 per share for total proceeds of $9,000. The 300,000,000 shares of common stock were issued to Nanjing Dayu Xianneng Foods, Co, Ltd. The control person that Nanjing Dayu Xianneng Foods Co. Ltd is Mr. Daobing Xia.

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

On March 12, 2016, with the sale of 300,000,000 shares of common stock, Nanjing Dayu Xianneng Foods, Co, Ltd. is now  the controlling shareholder of the Company. Mr. Gan Ren still remains the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time we cease being an

“emerging growth company”, we will be required to provide additional disclosures in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Results of operations for the three-month periods ended March 31, 2017 and 2016.

Revenue

Our gross revenue for each of the three-month periods ended March 31, 2017 and 2016 was $0.  Our cost of revenues for the three-month period ended March 31, 2017 and 2016 was $0, resulting in a gross profit of $0. The Company did not have any operations during the three months ended March 31, 2017 and 2016.

Operating Expenses

The major components of our expenses for the three-month periods ended March 31, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Compensation – officers	$ -	$ -
Professional fees	4,650	1,500
General and administrative	600	4,236
	$ 5,250	$ 5,736

The operating expenses for the three months ended March 31, 2017 of $5,250 decreased from $5,736 for the three months ended March 31, 2016. The increase was due to a decrease in transfer agent fees.

Net Loss

During the three months ended March 31, 2017, we incurred a net loss of $5,250 compared to a net loss of $5,736 during the three months ended March 31, 2016 due to the decrease in operating expenses.

Results of operations for the nine-month periods ended March 31, 2017 and 2016.

Revenue

Our gross revenue for the nine-month periods ended March 31, 2017 and 2016 was $0 and $2,000 respectively.  Our cost of revenues for the nine-month period ended March 31, 2017 and 2016 was $0 and $1,050, respectively, resulting in a gross profit of $0 and $950, respectively. All of our revenues were derived from consulting services related to market research and feasibility studies and translation services. The decrease in revenues was because the Company did not have any operations during the nine months ended March 31, 2017.

Operating Expenses

The major components of our expenses for the nine-month periods ended March 31, 2017 and 2016 are outlined in the table below:

	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016

Compensation – officers	$ 0	$ 4,350
Professional fees	10,300	7,750
General and administrative	1,890	19,095
	$ 12,190	$ 31,195

The operating expenses for the nine month periods ended March 31, 2017 were $12,190, a decrease when compared to $31,195 for the nine months ended March 31, 2016. The decrease was due to the decrease in compensation and general /administrative expenses.

Net Loss

During the nine months ended March 31, 2017 we incurred a net loss of $12,190 compared to a net loss of $30,245 during the nine months ended March 31, 2016 due to the decrease in operating expenses.

Liquidity and Capital Resources

Liquidity

The Company’s operations in the recent past have been financed primarily through cash flow from operations, equity financing, existing cash and cash advances from the Company’s Chief Executive Officer. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the implementation of its business plan which should lead to increased corporate activities.

If we are not successful in implementing our business plan and achieving and maintaining profitability and positive cash flow, additional capital will be required to continue operations. We have explored and are continuing to explore options to raise additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot achieve’pp profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

	Nine Months ended March 31, 2017	Nine Months ended March 31, 2016
Net Cash Used In Operating Activities	$(8,175)	$(24,888)

Net Cash Provided by Financing Activities	10,000	33,500

Net Change in Cash	1,825	8,612

Cash - Beginning of Period	9,000	388

Cash - End of Period	$10,825	$9,000

Cash Flows from Operating Activities

During the nine months ended March 31, 2017 we used $8,175 in operating activities compared to $24,888 used in operating activities during the nine months ended March 31, 2016.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine-month periods ended March 31, 2017 and 2016.

Cash Flows from Financing Activities

During the nine months ended March 31, 2017 and 2016, we generated $10,000 and $33,500, respectively, from advances from our Chief Executive Officer.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three month periods ended March 31, 2017 and currently we are not involved in any pending litigation or legal proceeding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three month periods ended March 31, 2017.

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

Date: May　１９, 2017

FRONTERA GROUP INC.

By:	/s/ Gan Ren
Gan Ren, Chief Executive Officer, Chief Financial Officer