Form 10-K
period 2017-06-30
FRONTERA GROUP INC.
filed 2017-10-23
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 S Carson Street, Suite 200 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 909-374-5750

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.00001 par value	None

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

Large accelerated filer [   ]                                                                                        Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)               Smaller reporting company [ X ]

Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of September 30, 2017 the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $820,000.

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

Signatures

FRONTERA GROUP INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

? the uncertainty of profitability based upon our history of losses;

? risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

? risks related to our international operations and currency exchange fluctuations; and

? other risks and uncertainties related to our business plan and business strategy.

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

Item 1.   BUSINESS

Our Business

Frontera Group Inc. is a management company providing business development and market consultancy services. Our target clients are various business who are looking for assistance in the areas of marketing, sales and logistics as they expand their business operations. We specifically target these types of companies because of experience of our management in providing marketing and consulting services.

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

Administration and On-Going Business services

We provide services offering ongoing assistance. The scope of services depends on customer requirements. We can provide one-off consultations regarding marketing or distribution strategies, resulting in short-term engagements. For customers who require extra support, we can act as broker of record for a line of products in a specific geographic area. We customarily charge the client a flat monthly fee, with an additional commission depending on a portion of sales made in the target market.

On August 9, 2017, the Company entered into separate Operating Management Agreements with three Chinese companies including Nanjing Xingfeng Agriculture Ecology Co, Ltd., Guoyang Huadu Properties Co, Ltd., and Xingguo Red World Camellia Oil Co., Ltd. Under these operating management agreements, for the term of 10 years, the Company will serve as the consultant for these companies to manage their business operations. The services the Company is to provide includes advice and assistance relating to development of the general business operations; advice on investment, financing, acquisition, disposition and allocation of major assets; advice and assistance in relation to the staffing, including assistance in the recruitment and employment of management personnel, administrative personnel and staff; advice and assistance in relation to research and development and strategic planning. In addition, the Company has the right to acquire equity ownership in these companies during the term of these agreements. The Company will receive 20% of their post-tax net profit as annual compensation under the agreement.

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

Holders.

As of October 10, 2017, there were approximately 10 record holders of 307,280,000 shares of the Company's common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2017 and 2015.

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

Results of operations for the year ended June 30, 2017, and for the year ended June 30, 2016.

Revenue

Our gross revenue for the year ended June 30, 2017 and for the year ended June 30, 2016 was $0 and $2,000 respectively. Our cost of revenues for the year ended June 30, 2017 was $0 (June 30, 2016: $1,050) resulting in a gross profit of $950 (June 30, 2016: $950). All of our revenues derived from consulting services related to market research, feasibility studies and translation. The reason that we did not generate revenue in the year ended June 30, 2017 was that we changed management in January 2017 and our new management was conducting research on the business strategy and trying to engage new customers.

Costs and Expenses

The major components of our expenses for the year ended June 30, 2017, and for the year ended June 30, 2016 are outlined in the table below:

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

Compensation - officers	$ -	$ 4,350
Professional fees	21,300	20,948
General and administrative	2,490	14,695
	$ 23,790	$ 39,993

During the year ended June 30, 2017, the Company incurred $23,790 in operating expenses compared to $39,993 for the year ended June 30, 2016. The decrease in operating expenses is due to the decrease in officer compensations and general and administrative expense.

Liquidity and Capital Resources

	As of	As of
	June 30, 2017	June 30, 2016

Total assets	$7,825	$9,000
Total liabilities	(22,913)	(10,298)
Working capital deficiency	$(15,088)	$(1,298)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

Net cash used in operating activities	$(11,175)	$(30,888)
Cash provided by financing activities	10,000	39,500
Net increase (decrease) in cash	$(1,175)	$8,612

Cash Flows from Operating Activities

Our cash used in operating activities as of June 30, 2017 of $11,175 (June 30, 2016: $30,888). The decrease is due to the decrease in officer compensations and general and administrative expenses.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended June 30, 2017。

Cash Flows from Financing Activities

During the year ended June 30, 2017, the Company received capital contribution from officer in the total amount of $10,000.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRONTERA GROUP INC.

June 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Frontera Group Inc.

We have audited the accompanying balance sheet of Frontera Group Inc. (the “Company”) as of June 30, 2017, and the related statement of operations, change in stockholders’ (deficit), and cash flows for the year ended June 30, 2017.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontera Group Inc. as of June 30, 2017, and the results of its operations and its cash flows for the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the year ended June 30, 2017 have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 3 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity.  These conditions and the Company’s lack of equity and viable operations, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 3.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Wei, Wei & Co., LLP

Flushing, New York

October 10, 2017

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

Pritchett, Siler & Hardy P.C.

Salt Lake City, Utah

October 28, 2016

FRONTERA GROUP INC.
BALANCE SHEETS
	June 30, 2017	June 30, 2016
Current Assets:
Cash	$ 7,825	$ 9,000
Total current assets	7,825	9,000
Total Assets	7,825	9,000

Current Liabilities:
Accounts payable	12,200	5,600
Advance from officer	10,713	4,698
Total current liabilities	22,913	10,298
Total liabilities	22,913	10,298

Commitments and Contingencies	-	-

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,000 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	3,073	3,073
Additional paid-in capital	115,975	105,975
Deficit	(134,136)	(110,346)
Total stockholders' (deficit)	(15,088)	(1,298)
Total Liabilities and Stockholders' (Deficit)	$ 7,825	$ 9,000

See report of independent registered public accounting firm and accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
	For the Year	For the Year
	Ended	Ended
	June 30, 2017	June 30, 2016
Revenue	$ -	$ 2,000

Cost of Revenue	-	1,050

Gross Profit	-	950

Operating Expenses:
Compensation-Officers	-	4,350
Professional Fees	21,300	20,948
General and administrative expenses	2,490	14,695
Total Operating Expenses	23,790	39,993

Loss Before Income Tax Provision	(23,790)	(39,043)
Income Tax Provision	-	-

Net Loss	$ (23,790)	$ (39,043)

Net Loss Per Common Share - Basic and Diluted	$ 0.00	$ 0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	307,280,000	97,890,410

See report of independent registered public accounting firm and accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDING JUNE 30, 2017 AND JUNE 30, 2016
			Additional Paid-in Capital	Deficit	Total Stockholders' (Deficit)
	Common stock
	Shares	Amount
Balance, June 30, 2015	7,280,000	$ 73	$ 44,927	$ (71,303)	$ (26,303)
Common stock issued for cash at $0.003 per share in March 2016	300,000,000	3,000	6,000	-	9,000
Former shareholder debts converted into additional paid-in capital	-	-	55,048	-	55,048
Net loss	-	-	-	(39,043)	(39,043)

Balance, June 30, 2016	307,280,000	3,073	105,975	(110,346)	(1,298)
Additional capital contribution	-	-	10,000	-	10,000
Net loss	-	-	-	(23,790)	(23,790)

Balance, June 30, 2017	307,280,000	$ 3,073	$ 115,975	$ (134,136)	$ (15,088)

See report of independent registered public accounting firm and accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
	For the Year Ended	For the Year Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$ (23,790)	$ (39,043)
Changes in Operating Assets and Liabilities:
Decrease in Prepaid expenses	-	9,167
Increase (decrease) in Accounts payable and accrued expenses	12,615	(6,412)
Increase in Accrued compensation - officers	-	5,400

Net Cash Used In Operating Activities	(11,175)	(30,888)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	9,000
Capital contribution	10,000	30,500

Net Cash Provided by Financing Activities	10,000	39,500

Net Change in Cash	(1,175)	8,612
Cash - Beginning of Period	9,000	388

Cash - End of Period	$ 7,825	$ 9,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-cash investing and financing activities
Accounts payable and accrued expenses converted to additional paid-in capital	$ -	$ 3,848
Accrued compensation - officers converted to additional paid-in capital	$ -	$ 20,700
Advance from officer converted to additional paid-in capital	$ -	$ 30,500
Accounts payable and accrued expenses transferred to advance from officer	$ 6,015	$ -

See report of independent registered public accounting firm and accompanying notes to the financial statements.

FRONTERA GROUP INC.

For the Year Ended June 30, 2017 and 2016

Notes to the Condensed Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying financial statements have been prepared using the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2017 and June 30, 2016, the Company does not have any cash equivalents.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Earnings (loss) per Share

Earnings (loss) Per Share is the amount of earnings (loss) attributable to each share of common stock. Earnings (loss) per share ("EPS") is computed pursuant to section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  Pursuant to Accounting Standards Codification (“ASC”)  Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the year ended June 30, 2017 and 2016.

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC Section 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2017 and 2016. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

● Level 1 - quoted prices in active markets for identical assets or liabilities

● Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly.

● Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts payable and advances from officier, approximated their fair value due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

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

As reflected in the accompanying financial statements, the Company has a deficit of $134,136 at June 30, 2017, a net loss of $23,790 for the year ended June 30, 2017 and net cash used in operating activities of $11,175 for the year ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company, with its agreements to provide management services (See Note 7), hopes to generate sufficient revenue; however, the Company’s cash position is not currently sufficient to support the Company’s operations and it is not known when or if the services will provide sufficient working capital.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. Until such time, the Company will continue to be dependent on the availability of advances and/or additional capital contributions from its CEO.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and the former Treasurer and Chief Financial Officer for the year ended June 30, 2017 and 2016 were as follows:

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

President, Chief Executive Officer	$ -	$ 3,000
Chief Financial Officer, Secretary and Treasurer	-	2,400
	$ -	$ 5,400	(i)

(i) During the year ended June 30, 2016, these related party consulting services were recognized in cost of revenues and officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2017 and June 30, 2016, the advance balance was $10,713 and $4,698, respectively.

Accrued Compensation

Prior to January 2016, the former President and former Chief Financial Officer provided management consulting services to the Company. On February 1, 2014, we entered into consulting agreements with Michael Krichevcev, our former President, and Tatiana Varuha, our former Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.  In January 2016, when Michael Krichevcev and Tatiana Varuha were no longer the officers of the Company, the Company terminated the management consulting engagements with them. During the year ended June 30, 2017 and 2016, fee and expense incurred in management consulting services with the former President and former Chief Financial Officer of the Company was $0 and $5,400, respectively.

Note 5 – Stockholders’ (Deficit)

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On February 23, 2016, the Company increased its authorized common shares to one billion (1,000,000,000), and decreased the par value to $0.00001 per share.

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

In connection with this share purchase transaction, on January 12, 2016, Mr. Krichevcev and Ms. Varuha resigned from all positions they held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Board Director. On January 12, 2016, Mr. Gan Ren became the President, Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

On March 12, 2016, with the sale of 300,000,000 shares of common stock, Nanjing Dayu Xianneng Foods, Co, Ltd. is now the controlling shareholder of the Company. Mr. Gan Ren still remains the President, Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

As of June 30, 2017 and 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $134,136 and $110,346, respectively that may be offset against future taxable income which begin to expire in 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. In addition, due to the changes of controls of the Company on January 12, 2016 and March 12, 2016, the carry-forward losses generated through these dates will be significantly limited in their use.

The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2017 and 2016:

	2017	2016

Current	$-	$-
Deferred	(8,089)	(5,856)
Change in valuation allowance	8,089	5,856
Income tax provision (benefit)	$-	$-

Components of deferred tax assets are as follows:

	June 30, 2017	June 30, 2016
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$24,640	$16,551
Less valuation allowance	(24,640)	(16,551)
Deferred tax assets, net of valuation allowance	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2017	2016

U.S. federal statutory rate	34.0%	15.0%
Change in valuation allowance	(34.0)	(15.0)
Effective income tax rate	-%	-%

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at June 30, 2017 and 2016.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2017 and 2016, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at June 30, 2017 and 2016 relating to unrecognized tax benefits.

The tax years 2015 to 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 7 – Subsequent Events

On August 9, 2017, the Company entered into separate Operating Management Agreements with three Chinese companies including Nanjing Xingfeng Agriculture Ecology Co, Ltd., Guoyang Huadu Properties Co, Ltd., and Xingguo Red World Camellia Oil Co., Ltd. Under these operating management agreements, for the term of 10 years, the Company will serve as the consultant for these companies to manage their business operations. The services the Company is to provide includes advice and assistance relating to development of the general business operations; advice on investment, financing, acquisition, disposition and allocation of major assets; advice and assistance in relation to the staffing, including assistance in the recruitment and employment of management personnel, administrative personnel and staff; advice and assistance in relation to research and development and strategic planning. In addition, the Company has the right to acquire equity ownership in these companies during the term of these agreements. The Company will receive 20% of their post-tax net profit as annual compensation under the agreement.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

On April 10, 2017, the Company terminated Pritchett, Siler and Hardy PC (“Pritchett, Siler and Hardy PC”) as its principal accountant. The decision of termination was adopted by its board of directors. None of the reports of Pritchett, Siler and Hardy PC, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Pritchett, Siler and Hardy PC, for the two most recent fiscal years and any subsequent interim period through April 10, 2017 (date of termination) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Pritchett, Siler and Hardy PC, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

On April 10, 2017, the board of director of the Company approved the engagement of Wei, Wei & Co, LLP (“Wei, Wei & Co, LLP”) as its principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted with the entity of Wei, Wei & Co, LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Wei, Wei & Co, LLP provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2017 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Biographical Information Regarding Officers and Directors

Gan Ren, age 30, graduated from Nanchang Aero University Business Administration major with a bachelor degree in 2010. He received a MBA degree from University of Laverne in 2016.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Gan Ren	2017	0	0	0	0	0	0	0	0
President, CEO, CFO, Treasurer, Secretary	2016	0	0	0	0	0	0	0	0

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2017 and 2016.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

None

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2017: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of June 30, 2017 there were 307,280,000 shares of our common stock outstanding:

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

 (1)     Applicable percentage of ownership is based on 307,280,000 shares of common stock outstanding on October 10, 2017.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of October 10, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 10, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of October 10, 2017, there were 307,280,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and the former Treasurer and Chief Financial Officer for the year ended June 30, 2017 and 2016 were as follows:

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

President, Chief Executive Officer	$ -	$ 3,000
Chief Financial Officer, Secretary and Treasurer	-	2,400
	$ -	$ 5,400	(i)

(i) During the year ended June 30, 2016, these related party consulting services were recognized in cost of revenues and officers’ compensation within operating expenses.

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2017 and June 30, 2016, the advance balance was $10,713 and $4,698, respectively.

Accrued Compensation

Prior to January 2016, the former President and former Chief Financial Officer provided management consulting services to the Company. On February 1, 2014, we entered into consulting agreements with Michael Krichevcev, our former President, and Tatiana Varuha, our former Chief Financial Officer. These agreements were extended for the period from February 1, 2015 to January 31, 2016 on the same terms and conditions as the agreements dated February 1, 2014.  In January 2016, when Michael Krichevcev and Tatiana Varuha were no longer the officers of the Company, the Company terminated the management consulting engagements with them. During the year ended June 30, 2017 and 2016, fee and expense incurred in management consulting services with the former President and former Chief Financial Officer of the Company was $0 and $5,400, respectively.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Gan Ren, is also our chief executive officer and chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year ended	Year ended
	June 30, 2017	June 30, 2016

Audit fees	$11,000	$8,500
Audit – related fees	Nil	Nil
Tax fees	Nil	$750
All other fees	Nil	Nil

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

Gan Ren

CEO, CFO

October 18, 2017

15