Form 10-Q
period 2017-09-30
FRONTERA GROUP INC.
filed 2017-11-27
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 S Carson Street, Suite 200 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2017
Common Stock, $0.00001 par value	307,280,000

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three Months Periods September 30, 2017 and 2016

(Unaudited)

Contents

Condensed Balance Sheets at September 30, 2017 (unaudited) and June 30, 2016

Condensed Statement of Operations for the Three Months Periods Ended September 30, 2017 and 2016

Condensed Statement of Cash Flows for the Three Months Ended Periods September 30, 2017 and 2016

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS
	September 30, 2017	June 30, 2017
Current Assets:
Cash	$ 1,766	$ 7,825
Total current assets	1,766	7,825
Total Assets	1,766	7,825

Current Liabilities:
Accounts payable	9,741	12,200
Advance from officer	10,713	10,713
Total current liabilities	20,454	22,913
Total liabilities	20,454	22,913

Commitments and Contingencies	-	-

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,000 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	3,073	3,073
Additional paid-in capital	115,975	115,975
Deficit	(137,736)	(134,136)
Total stockholders' (deficit)	(18,688)	(15,088)
Total Liabilities and Stockholders' (Deficit)	$ 1,766	$ 7,825

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONSENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016

Revenue	$ -	$ -

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses:
Compensation - officers	-	-
Professional fees	3,000	-
Transfer agent	600	665
General and administrative	-	-
Total operating expenses	3,600	665

Loss Before Income Tax Provision	(3,600)	(665)

Income Tax Provision	-	-
Net Loss	$ (3,600)	$ (665)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,000	307,280,000

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016

Operating Activities:
Net loss	$ (3,600)	$ (665)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(2,459)	665
Accrued compensation - officers	-	-

Net Cash Used In Operating Activities	(6,059)	-

Financing Activities:
Advance from CEO	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash	(6,059)	-

Cash - Beginning of Period	7,825	9,000
Cash - End of Period	$ 1,766	$ 9,000
Supplemental Disclosure of Cash Flow Information:
Interest paid
Income tax paid	$ -	$ -
Non-cash investing and financing activities:
Accounts payable and accrued expenses transferred to Advance from CEO	$ -	$ 6,015

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

For the Three Month Periods Ended September 30, 2017 and 2016

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended September 30, 2017 and 2016.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2017, a net loss and net cash used in operating activities for the reporting period ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2017 and June 30, 2016, the advance balance was $10,713 and $10,713, respectively.

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

Results of operations for the three-month periods ended September 30, 2017 and 2015.

Revenue

Our gross revenue for the three-month periods ended September 30, 2017 and 2016 was $0 and $0 respectively.  Our cost of revenues for the three-month period ended September 30, 2016 was $0 (September 30, 2016: $0) resulting in a gross profit of $0 and $0, respectively. We did not perform any consulting services during the three months ended September 30, 2017 and 2016 resulting in a decrease in revenues.

Costs and Expenses

Professional fees and Transfer Agent Fees.

The professional fees increased to $3,000 for the three months ended September 30, 2017 as compared to $0 for the  three months ended September 30, 2016 was due to that we incurred audit and legal fee in the three months ended September 30, 2017. We incurred $600 and $665 in transfer agent fees for the three months ended September 30, 2017 and 2016, respectively.

Net Loss

During the three months ended September 30, 2016 we incurred a net loss of $3,600 as compared to a net loss of $665 during the three months ended September 30, 2015. The significant increase in net loss was due to that we incurred audit and legal fee in the three months ended September 30, 2017.

Liquidity and Capital Resources

	As of	As of
	September 30,	June 30,
	2017	2017

Total assets	$1,766	$7,825
Total liabilities	(20,454)	(22,913)
Working capital deficiency	$(18,688)	$(15,088)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

Net cash used in operating activities	$(6,059)	$(6,015)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease) in cash	$-	$-

Cash Flows from Operating Activities

During the three months ended September 30, 2017 we used $6,059 in operating activities compared to $6,015 used in operating activities during the three months ended September 30, 2016.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three-month periods ended September 30, 2017 and 2016.

Cash Flows from Financing Activities

During the three months ended September 30, 2017, we neither generated or used funds in financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended September 30, 2017.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended September 30, 2017, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended September 30, 2017.

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

November 27, 2017