Form 10-Q
period 2017-12-31
FRONTERA GROUP INC.
filed 2018-03-28
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 S Carson Street, Suite 200 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 27, 2018
Common Stock, $0.00001 par value	307,280,150

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three and Six Months Periods ended December 31, 2017 and 2016

(Unaudited)

Contents

Condensed Balance Sheets at December 31, 2017 and June 30, 2017

Condensed Statements of Operations for the Three and Six Months Periods Ended December 31, 2017 and 2016

Condensed Statements of Cash Flows for the Six Months Periods Ended December 31, 2017 and 2016

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS (Unaudited)
	December 31, 2017	June 30, 2017

Current Assets:
Cash	$ 3,216	$ 7,825
Total current assets	3,216	7,825
Total Assets	$ 3,216	$ 7,825

Current Liabilities:
Accounts payable	$ 9,741	$ 12,200
Advance from officer	10,713	10,713
Total current liabilities	20,454	22,913

Commitments and Contingencies	-	-

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,150 and 307,280,000 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	3,073	3,073
Additional paid-in capital	121,025	115,975
Deficit	(141,336)	(134,136)
Total stockholders' (deficit)	(17,238)	(15,088)
Total Liabilities and Stockholders' (Deficit)	$ 3,216	$ 7,825

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONSENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Professional fees	3,050	5,650	6,050	5,650
General and administrative and transfer agent fee	550	625	1,150	1,290
Total operating expenses	3,600	6,275	7,200	6,940
Operating Loss	(3,600)	(6,275)	(7,200)	(6,940)
Income Tax Provision	-	-	-	-
Net Loss	$(3,600)	$(6,275)	$(7,200)	$(6,940)

Net Loss Per Common Shares:
-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
-Basic and Diluted	307,280,075	307,280,000	307,280,043	307,280,000

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31, 2017	December 31, 2016

Operating Activities:
Net (loss)	$ (7,200)	$ (6,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	50	-
Changes in Operating Assets and Liabilities:
Accounts Payable	(2,459)	1,290
Net Cash (Used In) Operating Activities	(9,609)	(5,650)
Financing Activities:
Contributions from CEO	5,000	-
Net Cash Provided by Financing Activities	5,000	-
Net Change in Cash	(4,609)	(5,650)
Cash - Beginning of Period	7,825	9,000
Cash - End of Period	$ 3,216	$ 3,350
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -
Non-cash investing and financing activities:
Accounts payable and accrued expenses transferred to Advance from officer	$ -	$ 6,015

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

For the Three and Six Months Ended December 31, 2017 and 2016

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2017 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K, which was filed with the Securities and Exchange Commission on October 23, 2017.

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

Earnings Per Share

Earnings per share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing the net income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants. When the Company has a loss, potential dilutive shares are not included as they would be anti-dilutive.

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three and six months ended December 31, 2017 and 2016.

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

As reflected in the accompanying financial statements, the Company has a stockholders’ deficit at December 31, 2017, a net loss and net cash used in operating activities for the reporting period ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position is not sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from officer

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2017 and June 30, 2017, the advance balance was $10,713 and $10,713, respectively.

Note 5 – Income Tax Provision

Deferred Tax Assets

As of December 31 and June 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $141,336 and $134,136, respectively that may be offset against future taxable income which begin to expire in 2037.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

The provision (benefit) for income taxes consisted of the following for the three and six months ended December 31, 2017 and 2016:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Deferred	$(756)	(2,134)	$(1,512)	(2,360)
Change in valuation allowance	756	2,134	1,512	2,360

Income tax provision (benefit)	$-	-	$-	-

The following table reconciles the effective income tax rates with the statutory rates for the three and six months ended December 31, 2017 and 2016:

	2017	2016

U.S. federal statutory rate	21.0%	34.0%
Change in valuation allowance	(21.0)%	(34.0)%

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2017	June 30, 2017

Net operating loss carryforwards	$29,681	$45,606
Valuation allowance	(29,681)	(45,606)

Net deferred tax assets	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at December 31, 2017 and 2016.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three and six months ended December 31, 2017 and 2016, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at December 31 and June 30, 2017 relating to unrecognized tax benefits.

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

Frontera Group Inc. is an “emerging growth company” under the Jumpstart Our Business Startups Act and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Frontera Group has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Frontera Group is deemed a "large accelerated filer" (with at least $700 million in non-affiliated public float) under the Securities and Exchange Act of 1934 (the "EXCHANGE ACT").

For so long as Frontera Group remains an "emerging growth company" as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail below. Frontera Group cannot predict if investors will find its shares of common stock less attractive because Frontera Group will rely on some or all of these exemptions. If some investors find Frontera Group's shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

If Frontera Group avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate Frontera Group and may result in less investor confidence.

The JOBS Act reduces the regulatory burden on "emerging growth companies." Frontera Group meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public non-affiliated float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time and we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Results of operations for the three and six months periods ended December 31, 2017 and 2016.

Revenue

We had no revenue or cost of revenues for the three months ended December 31, 2017 and 2016. We did not perform any consulting services during the three months ended December 31, 2017 and 2016.

We had no revenue or cost of revenues for the six months ended December 31, 2017 and 2016. We did not perform any consulting services during the six months ended December 31, 2017 and 2016.

Costs and Expenses

Professional fees and Transfer Agent Fees.

The professional fees decreased to $3,050 for the three months ended December 31, 2017 as compared to $5,650 for the three months ended December 31, 2016 was due to that we only incurred audit fees and minor consulting fees in the three months ended December 31, 2017. We incurred $550 and $625 in transfer agent fees for the three months ended December 31, 2017 and 2016, respectively.

The professional fees increased to $6,050 for the six months ended December 31, 2017 as compared to $5,650 for the six months ended December 31, 2016 was due to that we incurred audit and legal fees in the six months ended December 31, 2017. We incurred $1,150 and $1,290 in transfer agent fees for the six months ended December 31, 2017 and 2016, respectively.

Net Loss

During the three months ended December 31, 2017 we incurred a net loss of $3,600 as compared to a net loss of $6,275 during the three months ended December 31, 2016. The significant decrease in net loss was due to that we only incurred audit fees and minor consulting fees in the three months ended December 31, 2017.

During the six months ended December 31, 2017 we incurred a net loss of $7,200 as compared to a net loss of $6,940 during the six months ended December 31, 2016. The slightly increase in net loss was due to increase in professional fees in the six months ended December 31, 2017.

Liquidity and Capital Resources

	As of	As of
	December 31,	June 30,
	2017	2017
	(Unaudited)

Total current assets	$3,216	$7,825
Total current liabilities	(20,454)	(22,913)
Working capital deficiency	$(17,238)	$(15,088)

Liquidity

We have explored and are continuing to explore options to provide additional financing to fund other possible courses of action. Such actions include, but are not limited to, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot achieve profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended December 31, 2017	For the Six Months Ended December 31, 2016
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(9,659)	$(5,650)
Cash used in investing activities	-	-
Cash provided by financing activities	5,050	-
Net decrease in cash	$(4,609)	$(5,650)

Cash Flows from Operating Activities

During the six months ended December 31, 2017 we used $9,659 in operating activities compared to $5,650 used in operating activities during the six months ended December 31, 2016.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six month ended December 31, 2017 and 2016.

Cash Flows from Financing Activities

During the six months ended December 31, 2017, we generated $5,000 from contributions from our chief executive officer.

During the six months ended December 31, 2016, we neither generated nor used funds in financing activities.

Management expects to keep operating costs to a minimum until cash is available through financing activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g. line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

If we are unable to achieve and generate profits sufficient to cover our operating costs or to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended December 31, 2017.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are not effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended December 31, 2017, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended December 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2017.

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

Mr. Gan Ren

CEO, CFO

March 27, 2018