Form 10-Q
period 2018-03-31
FRONTERA GROUP INC.
filed 2018-06-19
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 S Carson Street, Suite 200 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 18, 2018
Common Stock, $0.00001 par value	307,280,150

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three and Nine Months Periods ended March 31, 2018 and 2017

(Unaudited)

Contents

Condensed Balance Sheets at March 31, 2018 (unaudited) and June 30, 2017

Condensed Statement of Operations for the Three and Nine Month Periods Ended March 31, 2018 and 2017

Condensed Statement of Cash Flows for the Nine Month Ended Periods March 31, 2018 and 2017

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS (Unaudited)
	March 31, 2018	June 30, 2017

Current Assets:
Cash	$ 216	$ 7,825
Total current assets	216	7,825
Total Assets	$ 216	$ 7,825

Current Liabilities:
Accounts payable	$ 9,741	$ 12,200
Advance from officer	10,713	10,713
Total current liabilities	20,454	22,913

Commitments and Contingencies	-	-

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,150 and 307,280,000 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	3,073	3,073
Additional paid-in capital	121,025	115,975
Deficit	(144,336)	(134,136)
Total stockholders' (deficit)	(20,238)	(15,088)
Total Liabilities and Stockholders' (Deficit)	$ 216	$ 7,825

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

CONSENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended March 31,2018	Three Months ended March 31,2017	Nine Months ended March 31,2018	Nine Months ended March 31,2017
Operating Expenses:
Professional fees	3,000	4,650	9.050	10,300
General and administrative expenses	-	600	1,150	1,890
Total operating expenses	3,000	5,250	10,200	12,190
Operation Loss	(3,000)	(5,250)	(10,200)	(12,190)
Income Tax Provision	-	-	-	-
Net Loss	$(3,000)	$(5,250)	$(10,200)	$(12,190)
Net Loss Per Common Share:
- Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Common Shares Outstanding
- Basic and Diluted	307,280,150	307,280,000	307,280,000	307,280,000

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Operating Activities:
Net (loss)	$ (10,200)	$ (12,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	50	-
Changes in Operating Assets and Liabilities:
Accounts Payable	(2,459)	4,015
Net Cash (Used In) Operating Activities	(12,609)	(8,175)
Financing Activities:
Contributions from CEO	5,000	10,000
Net Cash Provided by Financing Activities	5,000	10,000
Net Change in Cash	(7,609)	1,825
Cash - Beginning of Period	7,825	9,000
Cash - End of Period	$ 216	$ 10,825
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -
Non-cash investing and financing activities:
Accounts payable and accrued expenses transferred to Advance from officer	$ -	$ 6,015

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three and nine months ended March 31, 2018 and 2017

Subsequent Events

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

As reflected in the accompanying financial statements, the Company has a stockholders’ deficit at March 31, 2018 , a net loss and net cash used in operating activities for the reporting period ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Advances from officer

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As March 31, 2018 and June 30, 2017, the advance balance was $10,713.

Note 5 – Income Tax Provision

Deferred Tax Assets

As of March 31, 2018, and June 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $144,336 and $134,136, respectively that may be offset against future taxable income which begin to expire in 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

The provision (benefit) for income taxes consisted of the following for the three and nine months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		For the NineMonths Ended March 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Deferred	$(630)	(1,785)	$(2,142)	(4,145)
Change in valuation allowance	630	1,785	2,142	4,145

Income tax provision (benefit)	$-	-	$-	-

The following table reconciles the effective income tax rates with the statutory rates for the three and nine months ended March 31, 2018 and 2017:

	2018	2017

U.S. federal statutory rate	21.0%	34.0%
Change in valuation allowance	(21.0)%	(34.0)%

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2018	June 30, 2017

Net operating loss carryforwards	$30,311	$45,606
Valuation allowance	(30,311)	(45,606)

Net deferred tax assets	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at March 31, 2018 and June 30, 2017.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three and nine months ended March 31, 2018 and 2017, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at March 31, 2018 and June 30, 2017 relating to unrecognized tax benefits.

The tax years 2015 to 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be adjusted for and / or disclosed.

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

Results of operations for the three and nine months periods ended March 31, 2018 and 2017.

Revenue

We had no revenue or cost of revenues for the three months ended March 31, 2018 and 2017. We did not perform any consulting services during the three months ended December 31, 2017 and 2016.

We had no revenue or cost of revenues for the nine months ended March 31, 2018 and 2017. We did not perform any consulting services during the nine months ended March 31, 2018 and 2017.

Costs and Expenses

Operating Expenses

The major components of our expenses for the three-month periods ended March 31, 2018 and 2016 are outlined in the table below:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	For the Nine Months Ended March 31, 2018	For the Nine Months Ended March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Professional fees	$ 3,000	$ 4,650	$ 9,050	$ 10,300
General and administrative	-	600	1,150	1,890
	$ 3,000	$ 5,250	$ $ 10,200	$ 12,190

The operating expenses for the three months ended March 31, 2018 of $0.

Net Loss

During the three months ended March 31, 2018, we incurred a net loss of $3,000 compared to a net loss of $5,250 during the three months ended March 31, 2017 due to the decrease in operating expenses.

During the nine months ended March 31, 2018 we incurred a net loss of $10,200 as compared to a net loss of         $12, 190 during the nine months ended March 31, 2017.

Liquidity and Capital Resources

	As of	As of
	March 31,	June 30,
	2018	2017
	(Unaudited)

Total current assets	$216	$7,825
Total current liabilities	(20,454)	(22,913)
Working capital deficiency	$(20,238)	$(15,088)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

Cash Flows

	Nine Months ended March 31, 2018	Nine Months ended March 31, 2017
Net Cash Used In Operating Activities	$(12,609)	$(8,175)
Cash used in investing activitie	-	-
Net Cash Provided by Financing Activities	5,000	10,000

Net Change in Cash	7,609	1,825

Cash Flows from Operating Activities

During the nine months ended March 31, 2018 we used $12,609 in operating activities compared to $8,175 used in operating activities during the nine months ended March 31, 2017.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended March 31, 2018 and 2017.

Cash Flows from Financing Activities

During the nine months ended March 31, 2018, we generated $5,000 from contributions from our chief executive officer.

During the nine months ended March 31, 2017,  we generated $10,000 from contributions from our chief executive officer.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 31, 2018.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended March 31, 2018, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended March 31, 2018.

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

June 18, 2018