Form 10-K
period 2018-06-30
FRONTERA GROUP INC.
filed 2018-11-23
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Large accelerated filer [   ]                                                                                        Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)               Smaller reporting company [ X ]

Emerging growth company [X ]

Emerging Growth Company Status

We may qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or “JOBS Act” and we may be only subject to reduced public company reporting requirements. We may be allowed to provide in this prospectus more limited disclosures than an issuer that would not so qualify. Furthermore, for as long as we remain an emerging growth company, we will qualify for certain limited exceptions from investor protection laws such as the Sarbanes Oxley Act of 2002 and the Investor Protection and Securities Reform Act of 2010. Please read Risk Factor and “Emerging Growth Company Status.”

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ X ]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of December 31, 2017 the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $820,000.

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

However, currently we have no business operations and have not generated any revenue.

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

Holders.

As of November 8, 2018, there were approximately 12 record holders of 307,280,150 shares of the Company's common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2018 and 2015.

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

Results of operations for the year ended June 30, 2018, and for the year ended June 30, 2017.

Revenue

Our gross revenue for the year ended June 30, 2018 and for the year ended June 30, 2017 was $0 and $0 respectively. Our cost of revenues for the year ended June 30, 2018 was $0 (June 30, 2017: $0) resulting in a gross profit of $0 (June 30, 2017: $0). All of our revenues derived from consulting services related to market research, feasibility studies and translation. The reason that we did not generate revenue in the year ended June 30, 2018 was that we changed management in January 2017 and our new management was conducting research on the business strategy and trying to engage new customers. So far we are still putting together the team to perform the services and have not been able to provide substantial services and received the compensation from our customers.

Costs and Expenses

The major components of our expenses for the year ended June 30, 2018, and for the year ended June 30, 2017 are outlined in the table below:

	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017

Professional fees $	17,050	$21,300
General and administrative	3,257	2,490
	$20,307	$23,790

During the year ended June 30, 2018, the Company incurred $20,307 in operating expenses compared to $23,790 for the year ended June 30, 2017. The decrease in operating expenses is due to the decrease in professional fees

Liquidity and Capital Resources

	As of	As of
	June 30, 2018	June 30, 2017

Total assets	$216	$7,825
Total liabilities	(26,286)	(22,913)
Working capital deficiency	$(26,070)	$(15,088)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017

Net cash used in operating activities	$(16,884)	$(11,175)
Cash provided by financing activities	9,275	10,000
Net increase (decrease) in cash	$(7,609)	$(1,175)

Cash Flows from Operating Activities

Our cash used in operating activities as of June 30, 2018 of $16,884 (June 30, 2017: $11,175). The decrease is due to the increase in account payables.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended June 30, 2018.

Cash Flows from Financing Activities

During the year ended June 30, 2018, the Company received capital contribution from officer in the total amount of $9,275.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRONTERA GROUP INC.

June 30, 2018

Index to the Financial Statements

Contents

Report of Independent Registered Public Accounting Firm 12
Balance Sheets at June 30, 2018 and June 30, 2017 13

Statement of Operations for the Years Ended June 30, 2018 and 2017 14

Statement of Changes in Stockholders (Deficit) for the Years Ended June 30, 2018 and 2017 15

Statement of Cash Flows for the Year Ended June 30, 2018 and 2017 16

Notes to the Condensed Financial Statements 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Frontera Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Frontera Group Inc. (the “Company”) as of June 30 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements as of and for the year ended June 30, 2018 have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 3 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity.  These conditions and the Company’s lack of equity and viable operations, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 3.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

Wei, Wei & Co., LLP

Flushing, New York

November 21, 2018

FRONTERA GROUP INC.
BALANCE SHEETS
	June 30, 2018	June 30, 2017
Current Assets:
Cash	$ 216	$ 7,825
Total current assets	216	7,825
Total Assets	$ 216	$ 7,825

Current Liabilities:
Accounts payable	$ 15,573	$ 12,200
Advance from officer	10,713	10,713
Total current liabilities	26,286	22,913
Total liabilities	26,286	22,913

Commitments and Contingencies	-	-

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,150 and 307,280,000 shares issued and outstanding at June 30, 2018 and June 30, 2017, respectively	3,073	3,073
Additional paid-in capital	125,300	115,975
Deficit	(154,443)	(134,136)
Total stockholders' (deficit)	(26,070)	(15,088)
Total Liabilities and Stockholders' (Deficit)	$ 216	$ 7,825

See report of independent registered public accounting firm and accompanying notes to the financial statements.

___________________________________________________________________________________

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
	For the Year	For the Year
	Ended	Ended
	June 30, 2018	June 30, 2017

Revenue	$ -	$ -

Operating Expenses:
Professional Fees	17,050	21,300
General and administrative expenses	3,257	2,490
Total Operating Expenses	20,307	23,790

Loss Before Income Tax Provision	(20,307)	(23,790)
Income Tax Provision	-	-

Net Loss	$ (20,307)	$ (23,790)

Net Loss Per Common Shares - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	307,280,092	307,280,000

See report of independent registered public accounting firm and accompanying notes to the financial statements.

___________________________________________________________________________________

FRONTERA GROUP INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDING JUNE 30, 2018 AND JUNE 30, 2017

	Common stock		Additional Paid-in Capital	Deficit	Total Stockholders' (Deficit)
	Shares	Amount
Balance, June 30, 2017	307,280,000	$ 3,073	$ 115,975	$ (134,136)	$ (15,088)
Contributions from CEO	-	-	9,275	-	9,275
Shares issued for consulting services	150	-	50	-	50
Net Loss	-	-	-	(20,307)	(20,307)

Balance, June 30, 2018	307,280,150	$ 3,073	$ 125,300	$ (154,443)	$ (26,070)

See report of independent registered public accounting firm and accompanying notes to the financial statements.

___________________________________________________________________________________

FRONTERA GROUP INC.
CONDENSED STATEMENTS OF CASH FLOWS

	The Year	The Year
	Ended	Ended
	June 30, 2018	June 30, 2017

Operating Activities:
Net (loss)	$ (20,307)	$ (23,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	50	-
Changes in Operating Assets and Liabilities:
Accounts Payable	3,373	12,615
Net Cash (Used In) Operating Activities	(16,884)	(11,175)
Financing Activities:
Contributions from CEO	9,275	10,000
Net Cash Provided by Financing Activities	9,275	10,000
Net Change in Cash	(7,609)	(1,175)
Cash - Beginning of Period	7,825	9,000
Cash - End of Period	$ 216	$ 7,825
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -
Non-cash investing and financing activities:
Accounts payable and accrued expenses transferred to Advance from officer	$ -	$ 6,015

See report of independent registered public accounting firm and accompanying notes to the financial statements.

FRONTERA GROUP INC.

For the Year Ended June 30, 2018 and 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2018 and June 30, 2017, the Company does not have any cash equivalents.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the year ended June 30, 2018 and 2017.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2018 and 2017. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

●

Level 1 - quoted prices in active markets for identical assets or liabilities

●

Level 2 - inputs other than quoted prices in level 1 that are observable either directly or indirectly.

●

Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts payable and advances from officers, approximated their fair value due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a deficit of $154,443 at June 30, 2018, a net loss of $20,307 for the year ended June 30, 2018 and net cash used in operating activities of $16,884 for the year ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from officer

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As June 30, 2018 and June 30, 2017, the advance balance was $10,713.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

As of June 30, 2018 and 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $154,443 and $134,136, respectively that may be offset against future taxable income which begin to expire in 2037.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. In addition, due to the change in control of the Company on January 12, 2016 and March 12, 2016, the carry-forward losses generated through these dates will be significantly limited in their use.

The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2018 and 2017:

	2018	2017

Adjustment due to enacted tax rate change	$17,438	$-
Deferred	(4,265)	(8,089)
Change in valuation allowance	(13,173)	8,089
Income tax provision (benefit)	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2018	June 30, 2017

Net operating loss carryforwards	$32,433	$45,606
Valuation allowance	(32,433)	(45,606)
Net deferred tax assets	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2018	2017

U.S. federal statutory rate	21.0%	34.0%
Change in valuation allowance	(21.0)%	(34.0)%
Effective income tax rate	-%	-%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted.  The tax reform introduced many changes, including lowering the U.S. corporate tax rate from variable rates depending on corporate income subject to tax to a flat rate of 21%.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at June 30, 2018 and 2017.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2018 and 2017, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at June 30, 2018 and 2017 relating to unrecognized tax benefits.

The tax years 2016 to 2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through November 21, 2018 when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be adjusted for and / or disclosed.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2018 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Biographical Information Regarding Officers and Directors

Gan Ren, age 31, graduated from Nanchang Aero University Business Administration major with a bachelor degree in 2010. He received a MBA degree from University of Laverne in 2016.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2018 and 2017.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

None

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2018: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of June 30, 2018 there were 307,280,150 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %
Common	Gan Ren, CEO, CFO 150 Drake Street, Room 7F Pomona CA 91767	4,000,000	1.3%
	All executive officers and directors as a group (1 person)	4,000,000
Common	Nanjing Dayu Xianneng Food Co, Ltd 16F Building A, Fenghuo Science plaza,Jianye District, Nanjing,China Postal code: 210019	200,000,000	65.09%
	Jiefeng Ren 16th Floor, Lianchuang Plaza Nanjing, Jiangsu Province China	100,000,000	32.54%
Total		300,000,000	97.63%

 (1)  Applicable percentage of ownership is based on 307,280,150 shares of common stock outstanding on November 8, 2018. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of November 8, 2018, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of November 8, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of November 8, 2018, there were 307,280,150 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and the former Treasurer and Chief Financial Officer for the year ended June 30, 2018 and 2017 were as follows:

	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017

President, Chief Executive Officer	$ -	$ -
Chief Financial Officer, Secretary and Treasurer	-	-
	$ -	$ -

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of June 30,2018, and June 30, 2017, the advance balance was $10,713 and $10,713, respectively.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Gan Ren, is also our chief executive officer and chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year ended	Year ended
	June 30, 2018	June 30, 2017

Audit fees	$15,000	$11,000
Audit – related fees	Nil	Nil
Tax fees	Nil	$Nil
All other fees	Nil	Nil

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

November 21, 2018