Form 10-Q
period 2018-09-30
FRONTERA GROUP INC.
filed 2018-12-31
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 S Carson Street, Suite 200 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 26, 2018
Common Stock, $0.00001 par value	307,280,150

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three Months Periods September 30, 2018 and 2017

(Unaudited)

Contents

Condensed Balance Sheets at September 30, 2018 (unaudited) and June 30, 2018

Condensed Statements of Operations for the Three Months Periods Ended September 30, 2018 and 2017

Condensed Statements of Cash Flows for the Three Months Periods Ended September 30, 2018 and 2017

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS

	September 30, 2018 (Unaudited)	June 30, 2018
Current Assets:
Cash	$ 216	$ 216
Total current assets	216	216
Total Assets	$ 216	$ 216

Current Liabilities:
Accounts payable	$ 18,573	$ 15,573
Advance from officer	10,713	10,713
Total current liabilities	29,286	26,286
Total liabilities	29,286	26,286

Commitments and Contingencies	-	-

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized; 307,280,150 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	3,073	3,073
Additional paid-in capital	125,300	125,300
Deficit	(157,443)	(154,443)
Total stockholders' (deficit)	(29,070)	(26,070)
Total Liabilities and Stockholders' (Deficit)	$ 216	$ 216

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONSENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017

Revenue	$ -	$ -
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
Professional fees	3,000	3,000
Transfer agent	-	600
Total operating expenses	3,000	3,600
Loss Before Income Tax Provision	(3,000)	(3,600)
Income Tax Provision	-	-
Net Loss	$ (3,000)	$ (3,600)

Net Loss Per Common Share:
- Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,150	307,280,000

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017

Operating Activities:
Net (loss)	$ (3,000)	$ (3,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	3,000	(2,459)

Net Cash (Used In) Operating Activities	-	(6,059)

Net Change in Cash	-	(6,059)

Cash - Beginning of Period	216	7,825
Cash - End of Period	$ 216	$ 1,766
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the condensed unaudited financial statements

FRONTERA GROUP INC.

For the Three Months Periods Ended September 30, 2018 and 2017

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Frontera Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 21, 2013, Frontera Group Inc. was created to be an export management company providing business development and market consultancy services that assist small and medium-sized businesses in entering new markets in Central and South America. The Company currently has no operations and is a shell company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2018 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K, which was filed with the Securities and Exchange Commission on November 21, 2018.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended September 30, 2018 and 2017.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2018, and a net loss for the three months ended September 30, 2018 and has little operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from President and CEO

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2018, and June 30, 2018, the advance balance was $10,713 and $10,713, respectively.

Note 5 – Income Tax Provision

Deferred Tax Assets

As of September 30, 2018, and 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $157,443 and $137,736, respectively that may be offset against future taxable income which begin to expire in 2038.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

The provision (benefit) for income taxes consisted of the following for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Deferred	$(630)	(1,224)
Change in valuation allowance	630	1,224

Income tax provision (benefit)	$-	-

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30, 2018 and 2017:

	2018	2017

U.S. federal statutory rate	21.0%	34.0%
Change in valuation allowance	(21.0)%	(34.0)%

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2018	September 30, 2017

Net operating loss carryforwards	$33,063	$46,830
Valuation allowance	(33,063)	(46,830)

Net deferred tax assets	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2018 and June 30, 2018.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three months ended September 30, 2018 and 2017, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30 and June 30, 2018 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Since we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Results of operations for the three months periods ended September 30, 2018 and 2017

Revenue

We had no revenue or cost of revenues for the three months ended September 30, 2018 and 2017. We did not perform any services during the three months ended September 30, 2018 and 2017.

Costs and Expenses

Professional fees and Transfer Agent Fees

We did not incur transfer agent fees for the three months ended September 30, 2018 as compared to $600 for transfer agent fees for the three months ended September 30, 2017.

Net Loss

During the three months ended September 30, 2018 we incurred a net loss of $3,000 as compared to a net loss of $3,600 during the three months ended September 30, 2017.

Liquidity and Capital Resources

	As of	As of
	September 30,	June 30,
	2018	2018

Total assets	$216	$216
Total liabilities	(29,286)	(26,286)
Working capital deficiency	$(29,070)	$(26,070)

Liquidity

Since we currently have no operations, additional capital will be required to continue operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017

Net cash used in operating activities	$-	$(6,059)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease) in cash	$-	$(6,059)

Cash Flows from Operating Activities

During the three months ended September 30, 2018 we did not use any cash in operating activities compared to $6,059 in operating activities during the three months ended September 30, 2017.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months periods ended September 30, 2018 and 2017.

Cash Flows from Financing Activities

During the three months ended September 30, 2018, we neither generated or used funds in financing activities.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g. shareholder loans) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended September 30, 2018.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon the evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are not effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months periods ended September 30, 2018, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months periods ended September 30, 2018.

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

December 28, 2018