Form 10-Q
period 2018-12-31
FRONTERA GROUP INC.
filed 2021-09-01
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 333-198524

FRONTERA GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

140-75 Ash Avenue, Suite 2C Flushing, NY 11355	11355
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 212-219-7783

Securities registered under Section 12(b) of the Exchange Act:

Title of each classTrading SymbolName of each exchange on which registered

Common Stock, $0.00001 par valueFRTGOTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 1, 2021
Common Stock, $0.00001 par value	307,280,150

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three- and Six-Month Periods ended December 30, 2018 and 2017

(Unaudited)

Contents

Unaudited Balance Sheets as of December 31, 2018 and June 30, 2018

Unaudited Statements of Operations for the Three- and Six-Month Periods Ended December 31, 2018 and 2017

Unaudited Statements of Cash Flows for the Six Month Periods Ended December 31, 2018 and 2017

Unaudited Statements of Stockholders’ Equity for the Three- and Six-Month Periods Ended December 31, 2018 and 2017

Notes to the Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	December 31, 2018	June 30, 2018
Current Assets:
Cash	$ -	$ 216
Total current assets	-	216
Total Assets	$ -	$ 216

Current Liabilities:
Accounts payable	$ 18,357	$ 15,573
Advance from officer	-	10,713
Total current liabilities	18,357	26,286

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share:
1,000,000,000 shares authorized, 307,280,150 shares issued and outstanding at December 31, 2018 and June 30, 2018	3,073	3,073
Additional paid-in capital	125,300	125,300
Deficit	(146,730)	(154,443)
Total stockholders' (deficit)	(18,357)	(26,070)
Total Liabilities and Stockholders' (Deficit)	$ -	$ 216

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Revenue	$ -	$ -	$ -	$ -
Cost of Revenue	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Professional fees	-	3,050	3,000	6,050
General and administrative expenses and transfer agent fee	-	550	-	1,150
Total operating expenses	-	3,600	3,000	7,200

Loss from Operations	-	(3,600)	(3,000)	(7,200)

Other Income	10,713	-	10,713	-

Income (Loss) Before Income Tax Provision	10,713	(3,600)	7,713	(7,200)
Income Tax Provision	-	-	-	-
Net Income (Loss)	$ 10,713	$ (3,600)	$ 7,713	$ (7,200)

Net Income (Loss) Per Common Share:
- Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,150	307,280,062	307,280,150	307,280,016

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2018	2017

Operating Activities:
Net income (loss)	$ 7,713	$ (7,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	-	50
Advance from Officer	(10,713)	-
Changes in Operating Assets and Liabilities:
	2,784	(2,459)
Net Cash (Used In) Operating Activities	(216)	(9,609)

Financing Activities:
Contributions from CEO	-	5,000
Net Cash Provided by Financing Activities	-	5,000

Net Change in Cash	(216)	(4,609)
Cash - Beginning of Period	216	7,825
Cash - End of Period	$ -	$ 3,216

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended March 31,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2017	307,280,000	$ 3,073	$ 115,975	$ (134,136)	$ (15,088)
Net loss	-	-	-	(3,600)	(3,600)
Balance at September 30, 2017	307,280,000	3,073	115,975	(137,736)	(18,688)
Shares issued for consulting services	150	-	50	-	50
Contribution from CEO	-	-	5,000	-	5,000
Net loss	-	-	-	(3,600)	(3,600)
Balance at December 31, 2017	307,280,150	$ 3,073	$ 121,025	$ (141,336)	$ (17,238)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2018	307,280,150	$ 3,073	$ 125,300	$ (154,443)	$ (26,070)
Net loss	-	-	-	(3,000)	(3,000)
Balance at September 30, 2018	307,280,150	3,073	125,300	(157,443)	(29,070)
Net income	-	-	-	10,713	10,713
Balance at December 31, 2018	307,280,150	$ 3,073	$ 125,300	$ (146,730)	$ (18,357)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three- and Six-Month Periods Ended December 31, 2018 and 2017

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2018 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 23, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2019, the Company had no cash or cash equivalents. As of June 30, 2018, the Company had $216 of cash and no cash equivalents.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

Earnings (loss) per Share

Earnings (loss) per share is the amount of earnings (loss) attributable to each share of common stock. Earnings (loss) per share ("EPS") is computed pursuant to section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing the net income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent share issuance arrangements, stock options or warrants. When the Company has a loss, potential dilutive shares are not included as they would be anti-dilutive.

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three or six months ended December 31, 2018 and 2017.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2019 and 2018. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements are issued. Pursuant to Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, of the FASB ASC, the Company as a Securities and Exchange Commission (“SEC”) filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

Management has evaluated Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Topic 606 – Revenue from Contracts with Customers and FASB ASI 2016-02, Topic 842 – Leases, and determined that at the present time these new standards do not affect The Company, but may in the future if operations are resumed.  Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of December 31, 2018, and has no operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of December 31, 2018, and June 30, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $$146,730 and $154,443, respectively, that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry-forwards are fully offset by a full valuation allowance.

The provision (benefit) for income taxes consisted of the following for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Adjustment due to enacted tax rate change	$ -	$ 17,438	$ -	$ 17,438
Deferred	-	(756)	(630)	(1,512)
Change in valuation allowance	-	(16,682)	630	(15,926)
Income tax provision (benefit)	$ -	$ -	$ -	$ -

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%
Change in valuation allowance	(21.0%)	(21.0%)	(21.0%)	(21.0%)
Effective income tax rate	-%	-%	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2018	June 30, 2018
Net operating loss carryforwards	$ 30,813	$ 32,433
Valuation allowance	(30,813)	(32,433)
Net deferred tax assets	$ -	$ -

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits as of December 31, 2018 and June 30, 2018.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three and six months ended December 31, 2018 and 2017, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at December 31, 2018 and June 30, 2018 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018: by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. There are no shares held by our directors or Named Executive Officers.  As of December 31, 2018, there were 307,280,150 shares of our common stock outstanding:

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

 (1)  Applicable percentage of ownership is based on 307,280,150 shares of common stock outstanding on September 1, 2021. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 1, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 1, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Quarterly Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•the uncertainty of profitability based upon our history of losses;

•risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as a going concern;

•risks related to our international operations and currency exchange fluctuations; and

•other risks and uncertainties related to our business plan and business strategy.

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

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Frontera Group” mean Frontera Group Inc. unless otherwise indicated.

Our Business

Frontera Group Inc. is an “emerging growth company” under the Jumpstart Our Business Startups Act and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Frontera Group has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Frontera Group is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

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

The JOBS Act is intended to reduce the regulatory burden on "emerging growth companies". Frontera Group meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Since we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Results of operations for the three months periods ended December 31, 2018 and 2017

Revenue

We had no revenue or cost of revenues for the three months ended December 31, 2018 and 2017. We did not perform any services during the three months ended December 31, 2018 and 2017.

Costs and Expenses

During the three months ended December 31, 2018, we incurred no expenses as operations shut down. During the three months ended December 31, 2017, we incurred $3,050 and $550 of professional and transfer agent fees, respectively.

Other Income

Upon the resignation of Mr. Ren, our former CEO, he released us from the obligation of repaying advances that he previously made to the company in the amount of $10,713. In addition, the bank account containing $216 was closed.  Therefore, during the three months ended December 31, 2018, we recognized other income of $1,497.

Net Income (Loss)

During the three months ended December 31, 2017, we incurred net income of $10,497. During the three months ended December 31, 2017, we incurred a net loss of $3,600.

Results of operations for the six-month periods ended December 31, 2018 and 2017

Revenue

We had no revenue or cost of revenues for the six months ended December 31, 2018 and 2017. We did not perform any services during the six months ended December 31, 2018 and 2017.

Costs and Expenses

During the six months ended December 31, 2018, we incurred $3,000 of professional fees. During the six months ended December 31, 2017, we incurred $6,050 and $1,150 of professional and transfer agent fees, respectively.

Costs and Expenses

Upon the resignation of Mr. Ren, our former CEO, he released us from the obligation of repaying advances that he previously made to the company in the amount of $10,713. In addition, the bank account containing $216 was closed.  Therefore, during the six months ended December 31, 2018, we recognized other income of $10,497.

Net Income (Loss)

During the six months ended December 31, 2018 and 2017, we incurred net income of $7,497 and a net loss of $7,200, respectively.

Liquidity and Capital Resources

	December 31, 2018	June 30, 2018

Total assets	$ -	$ 216
Total liabilities	(18,357)	(26,286)
Working capital deficiency	$ (18,357)	$ (26,070)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	Six Months Ended December 31,
	2018	2017

Net cash used in operating activities	$ (216)	$ (9,609)
Cash used in investing activities	-	-
Cash provided by financing activities	-	5,000
Net decrease in cash	$ (216)	$ (4,609)

Cash Flows from Operating Activities

During the six months ended December 31, 2018, we used $216 in operating activities compared to using $9,609 in operating activities used during the six months ended December 31, 2017.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months periods ended December 31, 2018 and 2017.

Cash Flows from Financing Activities

During the six months ended December 31, 2018, we neither generated nor used funds in financing activities. During the six months ended December 31, 2017, our CEO contributed $5,000 to the Company.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g., shareholder loans) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three or six months ended December 31, 2018, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three or six months ended December 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three or six months ended December 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBERDESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
10.1	Management Consultant Agreement (President). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
10.2	Management Consultant Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frontera Group Inc

/s/ Mann C. Yam

Mann C. Yam

Chief Executive Officer, Chief Financial Officer

September 1,  2021