Form 10-K
period 2019-06-30
FRONTERA GROUP INC.
filed 2021-09-01
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]Accelerated filer [  ]

Non-accelerated filer [  ]Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [  ]

As of December 31, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $4,920,000.

As of August 27, 2021, we had 307,280,150 shares of common stock, par value $0.00001 per share, issued and outstanding.

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

PART I

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

As used in this annual report, the terms “we,” “us,” “our,” the “Company” and “Frontera Group” mean Frontera Group Inc. unless otherwise indicated.

Item 1.   BUSINESS

Our Business

Frontera Group Inc. is a management company providing business development and market consultancy services. Our target clients are various businesses who are looking for assistance in the areas of marketing, sales and logistics as they expand their business operations. We specifically target these types of companies because of the experience our management has in providing marketing and consulting services.

We generate revenue by providing consulting services to small- and medium-sized businesses.  We acquire customers through direct marketing and referrals. However, currently we have no business operations and have not generated any revenue and ceased all operating activities as of September 1, 2021 and June 30, 2021.

Historically, our services have included:

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

On August 9, 2017, we entered into separate Operating Management Agreement with three Chinese companies including Nanjing Xingfeng Agriculture Ecology Co, Ltd., Guoyang Huadu Properties Co, Ltd., and Xingguo Red World Camellia Oil Co., Ltd.  None of these Operating Management Agreements have been performed since they were entered into. On January 1, 2019, we terminated all the Operating Management Agreement with three Chinese companies including Nanjing Xingfeng Agriculture Ecology Co, Ltd., Guoyang Huadu Properties Co, Ltd., and Xingguo Red World Camellia Oil Co., Ltd.

On November 13, 2017, we and Jiangsu Rentian Agriculture Technology Corporation (“Rentian”) jointly entered into several Framework Agreement for Strategic Cooperation (“Strategic Cooperation Agreement” and collectively “Strategic Cooperation Agreements”) with the local governments from several counties in China including Danfeng County of Shaanxi Province, Xingguo County ofJiangxi Province, Datong County of Qinghai Province, Shangcheng County of Henan Province, and Guoyang County of Anhui Province. None of these Framework Agreements for Strategic Cooperation has been performed and therefore, on January 1, 2019, we terminated all the Framework Agreements for Strategic Cooperation with Danfeng County of Shaanxi Province, Xingguo County ofJiangxi Province, Datong County of Qinghai Province, Shangcheng County of Henan Province, and Guoyang County of Anhui Province.

On November 13, 2017, Frontera and Rentian also jointly entered into a Strategic Cooperation Memorandum with Jiangsu Province Association of Restaurants and Food Services. Under this Memorandum, all parties will put together each of their own strength and expertise to formulate cooperation in the restaurant industries to gain market shares. This Strategic Cooperation Memorandum has not been performed and therefore, on January 1, 2019, we terminated this Strategic Cooperation Memorandum.

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

Employees

As of the date of this Annual Report we have one employee, Mann C. Yam, who is the sole officer of the Company.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

Item 2.  PROPERTIES

We do not hold ownership or leasehold interest in any property.

Item 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is a limited public market for our common shares.  Our common stock has been quoted on the OTC markets since April 22, 2015, under the symbol “FRTG”.  Because we are quoted on the OTC markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders

As of August 27, 2021, there were approximately 12 record holders of 307,280,150 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2019 and 2018.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.

Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of operations for the year ended June 30, 2019, and for the year ended June 30, 2018.

Revenue

We had no revenue or cost of revenues for the years ended June 30, 2019. We did not perform any services during the year ended June 30, 2019.

Costs and Expenses

The major components of our expenses for the years ended June 30, 2019 and 2018 are outlined in the table below:

	Years Ended June 30,
	2019	2018
Professional fees	$ 3,000	$ 17,050
General and administrative expenses	-	3,257
	$ 3,000	$ 20,307

During the years ended June 30, 2019 and 2018, the Company incurred operating expenses of $3,000 and $20,307, respectively. The decrease in operating expenses is due to the cessation of operating activities as of December 31, 2018.

Liquidity and Capital Resources

	June 30, 2019	June 30, 2018
Total assets	$ -	$ 216
Total liabilities	(18,357)	(26,286)
Working capital deficiency	$ (18,357)	$ (26,070)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	Years Ended June 30,
	2019	2018
Net cash (used in) operating activities	$ (216)	$ (16,884)
Cash provided by financing activities	-	9,275
Net decrease in cash	$ (216)	$ (7,609)

 Cash Flows Used In Operating Activities

We used $216 of cash in operating activities for the year ended June 30, 2019.  We used $16,884 in operating activities for the year ended June 30, 2018. The decrease is due to the cessation of operating activities as of December 31, 2018.

Cash Flows from Investing Activities

We did not generate nor use any cash from investing activities during the years ended June 30, 2019 or 2018.

Cash Flows from Financing Activities

We did not generate or use any cash from financing activities during the year ended June 30, 2019. During the year ended June 30, 2018, the Company received a capital contribution from our officer in the total amount of $9,275.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g., line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRONTERA GROUP INC.

June 30, 2019 and 2018

Index to the Financial Statements

Contents

Audited Balance Sheets as of June 30, 2019 and June 30, 2018

Audited Statements of Operations for the Years Ended June 30, 2019 and 2018

Audited Statements of Cash Flows for the Years Ended June 30, 2019 and 2018

Audited-Statements of Stockholders’ Equity for the Years Ended June 30, 2019 and 2018

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Frontera Group Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of balance sheet of Frontera Group, Inc. (the "Company") as of June 30, 2019 the related statements of operations, statements of stockholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Frontera Group, Inc. as of June 30, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Frontera Group, Inc.’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity.  These conditions and the Company’s lack of equity and viable operations, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 3.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

The fiscal year 2021 is our first year as Frontera Group, Inc.’s auditor.

/s/ Victor Mokuolu, CPA PLLC

Houston, Texas

September 1, 2021

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

Wei, Wei & Co., LLP

Flushing, New York

November 21, 2018

FRONTERA GROUP INC.
BALANCE SHEETS

	June 30, 2019	June 30, 2018
Current Assets:
Cash	$ -	$ 216
Total current assets	-	216
Total Assets	$ -	$ 216

Current Liabilities:
Accounts payable	$ 18,357	$ 15,573
Advance from officer	-	10,713
Total current liabilities	18,357	26,286

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share:
1,000,000,000 shares authorized, 307,280,150 shares issued and outstanding at June 30, 2019 and June 30, 2018	3,073	3,073
Additional paid-in capital	125,300	125,300
(Deficit)	(146,730)	(154,443)
Total stockholders' (deficit)	(18,357)	(26,070)
Total Liabilities and Stockholders' (Deficit)	$ -	$ 216

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2019	2018

Revenue	$ -	$ -
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
Professional fees	3,000	17,050
General and administrative expenses	-	3,257
Total operating expenses	3,000	20,307

(Loss) from Operations	(3,000)	(20,307)

Other Income	10,713	-

Income (Loss) Before Income Tax Provision	7,713	(20,307)
Income Tax Provision	-	-
Net Income (Loss)	$ 7,713	$ (20,307)

Net Income (Loss) Per Common Share:
- Basic and Diluted	$ -	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,150	307,280,150

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2019	2018

Operating Activities:
Net income (loss)	$ 7,713	$ (20,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	-	50
Advance from Officer	(10,713)	-
Changes in Operating Assets and Liabilities:
Accounts Payable	2,784	3,373
Net Cash (Used In) Operating Activities	(216)	(16,884)

Financing Activities:
Contributions from CEO	-	9,275
Net Cash Provided by Financing Activities	-	9,275

Net Change in Cash	(216)	(7,609)
Cash - Beginning of Period	216	7,825
Cash - End of Period	$ -	$ 216

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance at June 30, 2017	307,280,000	$ 3,073	$115,975	$(134,136)	$ (15,088)
Contribution from CEO	150	-	9,325	-	9,325
Net (loss)	-	-	-	(20,307)	(20,307)
Balance at June 30, 2018	307,280,150	$ 3,073	$125,300	$ (154,443)	$ (26,070)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance at June 30, 2018	307,280,150	$ 3,073	$ 125,300	$ (154,443)	$(26,070)
Net (loss)	-	-	-	(3,000)	(3,000)
Balance at September 30, 2018	307,280,150	3,073	125,300	(157,443)	(29,070)
Net income	-	-	-	10,713	10,713
Balance at December 31, 2018	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at March 31, 2019	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at June 30, 2019	307,280,150	$ 3,073	$ 125,300	$(146,730)	$ (18,357)

See accompanying notes to the financial statements.

FRONTERA GROUP INC.

For the Years Ended June 30, 2019 and 2018

Notes to the Financial Statements

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the years ended June 30, 2019 and 2018.

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

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

●Level 1 - quoted prices in active markets for identical assets or liabilities

●Level 2 - inputs other than quoted prices in level 1 that are observable either directly or indirectly.

●Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a deficit of $157,443 at June 30, 2019, and has no operating cash to pay its liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ (Deficit)

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On February 23, 2016, the Company increased its authorized common shares to one billion (1,000,000,000) shares and decreased the par value to $0.00001 per share.

Note 6 – Income Tax Provision

Deferred Tax Assets

As of June 30, 2019 and 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $146,730 and $154,443, respectively that may be offset against future taxable income which begin to expire in 2037.  No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry-forwards are fully offset by a full valuation allowance.

The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019	2018
Adjustment due to enacted tax rate change	-	17,438
Deferred	$ (630)	$ (4,265)
Change in valuation allowance	630	(13,173)
Income tax provision (benefit)	$ -	$ -

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2019	June 30, 2018
Net operating loss carryforwards	$ 30,813	$ 32,433
Valuation allowance	(30,813)	(32,433)
Net deferred tax assets	$ -	$ -

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	Years Ended June 30,
	2019	2018
U.S. federal statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0%)	(21.0%)
Effective income tax rate	-%	-%

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at June 30, 2019 and 2018.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2019 and 2018, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at June 30, 2019 and 2018 relating to unrecognized tax benefits.

The tax years 2016 to 2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 6 – Related Party Transactions

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2019: by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. There are no shares held by our directors or Named Executive Officers.  As of June 30, 2019, there were 307,280,150 shares of our common stock outstanding:

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

 (1)  Applicable percentage of ownership is based on 307,280,150 shares of common stock outstanding on August 27, 2021. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of August 27, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 27, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2019 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are not effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Mann C. Yam	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Biographical Information Regarding Officers and Directors

Mann C. Yam, 48, is our Chairman, director, CEO and CFO. He is an experienced corporate attorney and investor. He earned the J.D. degree from Touro School of Law and Bachelor of Science from Saint John’s University. He is a duly licensed New York attorney. He founded Bernard & Yam, LLP in 2001. Mr. Yam has extensive experience with representing micro-cap and small-cap public companies.  Mr. Yam primarily focuses on all legal aspects of representing publicly traded companies, from assisting them with executing and developing their business plans to listing their securities on a national exchange.  Mr. Yam advises a number of publicly traded companies on their regulatory filing requirements with the Securities and Exchange Commission and the national exchanges. Mr. Yam also focuses on all aspects of complex commercial litigations and arbitrations involving securities law, corporate trust law, fraud, complex contractual disputes, and other business related claims. He has counseled and represented individuals and institutional clients in jurisdictions throughout the United States and across a wide array of industries, including financial services, corporate trust, and real estate.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2019 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Mann C. Yam	2019	0	0	0	0	0	0	0	0
President, CEO, CFO, Treasurer, Secretary	2018	0	0	0	0	0	0	0	0

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2019 and 2018.

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

(1)  Applicable percentage of ownership is based on 307,280,150 shares of common stock outstanding on August 27, 2021. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of August 27, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 27, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of August 27, 2021, there were 307,280,150 shares of common stock outstanding owned by our officers and directors.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Mann C. Yam, is also our chief executive officer and chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year ended	Year ended
	June 30, 2019	June 30, 2018

Audit fees	Nil	$15,000
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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