Form 10-Q
period 2019-12-31
FRONTERA GROUP INC.
filed 2021-09-01
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three- and Six-Month Periods ended December 30, 2019 and 2018

(Unaudited)

Contents

Unaudited Balance Sheets as of December 31, 2019 and June 30, 2019

Unaudited Statements of Operations for the Three- and Six-Month Periods Ended December 31, 2019 and 2018

Unaudited Statements of Cash Flows for the Six-Month Periods Ended December 31, 2019 and 2018

Unaudited Statements of Cash Flows for the Three- and Six-Month Periods Ended December 31, 2019 and 2018

Notes to the Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	December 31, 2019	June 30, 2019
Current Assets:
Cash	$ -	$ -
Total current assets	-	-
Total Assets	$ -	$ -

Current Liabilities:
Accounts payable	$ 18,357	$ 18,357
Advance from officer	-	-
Total current liabilities	18,357	18,357

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share:
1,000,000,000 shares authorized, 307,280,150 shares issued and outstanding at September 30, 2019 and June 30, 2019	3,073	3,073
Additional paid-in capital	125,300	125,300
Deficit	(146,730)	(146,730)
Total stockholders' (deficit)	(18,357)	(18,357)
Total Liabilities and Stockholders' (Deficit)	$ -	$ -

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Revenue	$ -	$ -	$ -	$ -
Cost of Revenue	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Professional fees	-	-	-	3,000
General and administrative expenses and transfer agent fee	-	-	-	-
Total operating expenses	-	-	-	3,000

Loss from Operations	-	-	-	(3,000)

Other Income	-	10,713	-	10,713

Loss Before Income Tax Provision	-	10,713	-	7,713
Income Tax Provision	-	-	-	-
Net Loss	$ -	$ 10,713	$ -	$ 7,713

Net Loss Per Common Share:
- Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,150	307,280,062	307,280,150	307,280,016

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2019	2018

Operating Activities:
Net (loss)	$ -	$ 7,713
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	-	-
Advance from Officer	-	(10,713)
Changes in Operating Assets and Liabilities:
Accounts Payable	-	2,784
Net Cash (Used In) Operating Activities	-	(216)

Financing Activities:
Contributions from CEO		-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash	-	(216)
Cash - Beginning of Period	-	216
Cash - End of Period	$ -	$ -

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended September 30,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2018	307,280,150	$ 3,073	$ 125,300	$ (154,443)	$ (26,070)
Net loss	-	-	-	(3,000)	(3,000)
Balance at September 30, 2018	307,280,150	3,073	125,300	(157,443)	(29,070)
Net income	-	-	-	10,713	10,713
Balance at December 31, 2018	307,280,150	$ 3,073	$ 125,300	$ (146,730)	$ (18,357)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2019	307,280,150	$ 3,073	$ 125,300	$ (146,730)	$ (18,357)
Net loss	-	-	-	-	-
Balance at September 30, 2019	307,280,150	3,073	125,300	(146,730)	(18,357)
Net loss	-	-	-	-	-
Balance at December 31, 2019	307,280,150	$ 3,073	$ 125,300	$ (146,730)	$ (18,357)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three- and Six-Month Periods Ended December 31, 2019 and 2018

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three or six months ended December 31, 2019 and 2018.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of December 31, 2019, and a net loss for the three and six months ended December 31, 2019 and has no operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of December 31, 2019, and June 30, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $$146,730 and $$146,730, respectively that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry-forwards are fully offset by a full valuation allowance.

The provision (benefit) for income taxes consisted of the following for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Deferred	$ -	$ -	$ -	$ (756)
Change in valuation allowance	-	-	-	756
Income tax provision (benefit)	$ -	$ -	$ -	$ -

The following table reconciles the effective income tax rates with the statutory rates for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
U.S. federal statutory rate	-%	21.0%	-%	21.0%
Change in valuation allowance	-%	(21.0%)	-%	(21.0%)
Effective income tax rate	-%	-%	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2019	June 30, 2019
Net operating loss carryforwards	$ 30,813	$ 30,813
Valuation allowance	(30,813)	(30,813)
Net deferred tax assets	$ -	$ -

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits as of December 31, 2019 and June 30, 2019.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three and six months ended December 31, 2019 and 2018, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at December 31, 2019 and June 30, 2019 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2019: by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. There are no shares held by our directors or Named Executive Officers.  As of December 31, 2019, there were 307,280,150 shares of our common stock outstanding:

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

Results of operations for the three-month periods ended December 31, 2019 and 2018

Revenue

We had no revenue or cost of revenues for the three months ended December 31, 2019 and 2018. We did not perform any services during the three months ended December 31, 2019 and 2018.

Costs and Expenses

We did not incur professional or transfer agent fees for the three months ended December 31, 2019 and 2018.

Net Loss

We had no operations resulting in no net income (loss) during the three months ended December 31, 2019 and 2018..

Results of operations for the six month periods ended December 31, 2019 and 2018

Revenue

We had no revenue or cost of revenues for the six months ended December 31, 2019 and 2018. We did not perform any services during the six months ended December 31, 2019 and 2018.

Costs and Expenses

During the six months ended December 31, 2019, we incurred no professional and transfer agent fees. During the six months ended December 31, 2018, we incurred $3,000 in professional fees.

Other Income

Upon the resignation of Mr. Ren, our former CEO, he released us from the obligation of repaying advances that he previously made to the company in the amount of $10,713. In addition, the bank account containing $216 was closed.  Therefore, during the six months ended December 31, 2018, we recognized other income of $7,497.

Net Loss

We had no operations resulting in no net income (loss) during the six months ended December 31, 2019. During the six months ended December 31, 2018, we had net income of $7,497.

Liquidity and Capital Resources

	December 31, 2019	June 30, 2019
Total assets	$ -	$ -
Total liabilities	(18,357)	(18,357)
Working capital deficiency	$ (18,357)	$ (18,357)

\

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

Cash Flows

Six Months Ended December 31,
	2019	2018
Net cash used in operating activities	$ -	$ (216)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease in cash)	$ -	$ (216)
Cash balance at beginning of period	-	216
Cash balance at end of period	$ -	$ -

Cash Flows from Operating Activities

During the six months ended December 31, 2019, we did not use any cash in operating activities. During the six months ended December 31, 2018, we used $216 of cash in operating activities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months periods ended December 31, 2019 and 2018.

Cash Flows from Financing Activities

During the six months ended December 31, 2019 and 2018, we neither generated nor used funds in financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and six months ended December 31, 2019, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three or six months ended December 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three or six months ended December 31, 2019.

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