Form 10-Q
period 2020-09-30
FRONTERA GROUP INC.
filed 2021-09-01
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three Month Periods ended September 30, 2020 and 2019

(Unaudited)

Contents

Unaudited Balance Sheets as of September 30, 2020 and June 30, 2020

Unaudited Statements of Operations for the Three-Month Periods Ended September 30, 2020 and 2019

Unaudited Statements of Cash Flows for the Three-Month Periods Ended September 30, 2020 and 2019

Unaudited Statements of Stockholders’ Equity for the Three-Month Periods Ended September 30, 2020 and 2019

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2020	June 30, 2020
Current Assets:
Cash	$ -	$ -
Total current assets	-	-
Total Assets	$ -	$ -

Current Liabilities:
Accounts payable	$ 18,357	$ 18,357
Total current liabilities	18,357	18,357

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share:
1,000,000,000 shares authorized, 307,280,150 shares issued and outstanding at September 30, 2020 and June 30, 2020	3,073	3,073
Additional paid-in capital	125,300	125,300
Deficit	(146,730)	(146,730)
Total stockholders' (deficit)	(18,357)	(18,357)
Total Liabilities and Stockholders' (Deficit)	$ -	$ -

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended September 30,
	2020	2019

Revenue	$ -	$ -
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
Professional fees	-	-
General and administrative expenses and transfer agent fee	-	-
Total operating expenses	-	-
Loss Before Income Tax Provision	-	-
Income Tax Provision		-
Net Loss	$ -	$ -

Net Loss Per Common Share:
- Basic and Diluted	$ -	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,150	307,280,150

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended September 30,
	2020	2019
Operating Activities:
Net (loss)	$ -	$ -

Net Change in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$ -	$ -

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended September 30,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2019	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)
Net income	-	-	-	-	-
Balance at September 30, 2019	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2020	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)
Net income	-	-	-	-	-
Balance at September 30, 2020	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three Month Periods Ended September 30, 2020 and 2019

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended September 30, 2020 and 2019.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of September 30, 2020, and a net loss for the three months ended September 30, 2020 and has no operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of September 30, 2020, and June 30, 2020, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $146,730 and $146,730, respectively that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2020	June 30, 2020
Net operating loss carryforwards	$ 30,813	$ 30,813
Valuation allowance	(30,813)	(30,813)
Net deferred tax assets	$ -	$ -

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2020 and June 30, 2020.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three months ended September 30, 2020 and 2019, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2020 and June 30, 2020 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2020: by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. There are no shares held by our directors or Named Executive Officers.  As of September 30, 2020, there were 307,280,150 shares of our common stock outstanding:

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

Results of operations for the three months periods ended September 30, 2020 and 2019

Revenue

We had no revenue or cost of revenues for the three months ended September 30, 2020 and 2019. We did not perform any services during the three months ended September 30, 2020 and 2019.

Costs and Expenses

We did not incur any professional or transfer agent fees for the three months ended September 30, 2020 and 2019.

Net Loss

We had no operations resulting in no net income (loss) during the three months ended September 30, 2020and 2019.

Liquidity and Capital Resources

	September 30, 2020	June 30, 2020
Total assets	$ -	$ -
Total liabilities	(18,357)	(18,357)
Working capital deficiency	$ (18,357)	$ (18,357)

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

Cash Flows

Three Months Ended September 30,
	2020	2019
Net cash used in operating activities	$ -	$ -
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase (decrease in cash)	$ -	$ -
Cash balance at beginning of period	-	-
Cash balance at end of period	$ -	$ -

Cash Flows from Operating Activities

During the three months ended September 30, 2020 and 2019, we did not use any cash in operating activities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months periods ended September 30, 2020 and 2019.

Cash Flows from Financing Activities

During the three months ended September 30, 2020 and 2019, we neither generated nor used funds in financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months periods ended September 30, 2020, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended September 30, 2020.

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