Form 10-Q
period 2020-12-31
FRONTERA GROUP INC.
filed 2021-09-01
CIK 1602813

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

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenue	$ -	$ -	$ -	$ -
Cost of Revenue	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Professional fees	-	-	-	-
General and administrative expenses and transfer agent fee	-	-	-	-
Total operating expenses	-	-	-	-
Loss Before Income Tax Provision	-	-	-	-
Income Tax Provision	-	-	-	-
Net Loss	$ -	$ -	$ -	$ -

Net Loss Per Common Share:
- Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,150	307,280,150	307,280,150	307,280,150

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