Form 10-K
period 2021-06-30
FRONTERA GROUP INC.
filed 2021-09-01
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

As of December 31, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $4,920,000.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2021 and 2020.

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

Revenue

We had no revenue or cost of revenues for the years ended June 30, 2021 and 2020. We did not perform any services during the three months ended June 30, 2021 and 2020.

Costs and Expenses

We had no costs nor expenses for the years ended June 30, 2021 and 2020.

Liquidity and Capital Resources

	June 30, 2021	June 30, 2020

Total assets	$ -	$ -
Total liabilities	(18,357)	(18,357)
Working capital deficiency	$ (18,357)	$ (18,357)

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

Cash Flows from Operating Activities

We did not use or generate any cash in operating activities for the years ended June 30, 2021 and 2020.

Cash Flows from Investing Activities

We did not use or generate any cash from investing activities during the years ended June 30, 2021 and 2020.

Cash Flows from Financing Activities

We did not use or generate any cash from financing activities during the years ended June 30, 2021 and 2020.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRONTERA GROUP INC.

June 30, 2021

Index to the Financial Statements

Contents

Audited Balance Sheets as of June 30, 2021 and June 30, 2020

Audited Statements of Operations for the Years Ended June 30, 2021 and 2020

Audited Statements of Cash Flows for the Years Ended June 30, 2021 and 2020

Unaudited Statements of Stockholders’ Equity for the Years Ended June 30, 2021 and 2020

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Frontera Group Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of balance sheet of Frontera Group, Inc. (the "Company") as of June 30, 2021 and June 30, 2020, the related statements of operations, statements of stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Frontera Group, Inc. as of June 30, 2021 and June 30, 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Victor Mokuolu, CPA PLLC

Houston, Texas

September 1, 2021

FRONTERA GROUP INC.
BALANCE SHEETS

	June 30, 2021	June 30, 2020
Current Assets:
Cash	$ -	$ -
Total current assets	-	-
Total Assets	$ -	$ -

Current Liabilities:
Accounts payable	$ 18,357	$ 18,357
Total current liabilities	18,357	18,357

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share:
1,000,000,000 shares authorized, 307,280,150 shares issued and outstanding at June 30, 2021 and June 30, 2020	3,073	3,073
Additional paid-in capital	125,300	125,300
Deficit	(146,730)	(146,730)
Total stockholders' (deficit)	(18,357)	(18,357)
Total Liabilities and Stockholders' (Deficit)	$ -	$ -

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS

Years Ended June 30,
	2021	2020
Revenue	$ -	$ -
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
Professional fees	-	-
General and administrative expenses	-	-
Total operating expenses	-	-
Loss Before Income Tax Provision	-	-
Income Tax Provision	-	-
Net Loss	$ -	$ -

Net Loss Per Common Share:
- Basic and Diluted	$ -	$ -

Weighted Average Common Shares Outstanding:
- Basic and Diluted	307,280,150	307,280,150

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS

Years Ended June 30,
	2021	2020
Operating Activities:
Net (loss)	$ -	$ -
Net Cash (Used In) Operating Activities	-	-

Net Change in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$ -	$ -

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2019	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)
Net income	-	-	-	-	-
Balance at September 30, 2019	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at December 31, 2019	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at March 31, 2020	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at June 30, 2020	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2020	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)
Net income	-	-	-	-	-
Balance at September 30, 2020	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at December 31, 2020	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at March 31, 2021	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	-	-	-	-	-
Balance at June 30, 2021	307,280,150	$ 3,073	$125,300	$ (146,730)	$ (18,357)

See accompanying notes to the financial statements.

FRONTERA GROUP INC.

For the Years Ended June 30, 2021 and 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2021 and June 30, 2020, the Company had no cash and no cash equivalents.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the years ended June 30, 2021 and 2020.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2021 and 2020. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

Recently Issued Accounting Pronouncements

Management has evaluated Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Topic 606 – Revenue from Contracts with Customers and FASB ASI 2016-02, Topic 842 – Leases, and determined that at the present time these new standards do not effect The Company, but may in the future if operations are resumed.  Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a deficit of $157,443 at June 30, 2019, a net loss of $3,000 for the year ended June 30, 2021 and net cash used in operating activities of $0 for the year ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2021	June 30, 2020
Net operating loss carryforwards	$ 30,813	$ 30,813
Valuation allowance	(30,813)	(30,813)
Net deferred tax assets	$ -	$ -

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at June 30, 2021 and 2020.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended June 30, 2021 and 2020, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at June 30, 2021 and 2020 relating to unrecognized tax benefits.

The tax years 2016 to 2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 6 – Related Party Transactions

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2021: by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. There are no shares held by our directors or Named Executive Officers.  As of June 30, 2021, there were 307,280,150 shares of our common stock outstanding:

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2021 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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
Change in
Pension
Value &
Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Mann C. Yam	2021	0	0	0	0	0	0	0	0
President, CEO, CFO, Treasurer, Secretary	2020	0	0	0	0	0	0	0	0

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2021 and 2020.

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

As of September 1, 2021, there were 307,280,150 shares of common stock.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year ended	Year ended
	June 30, 2021	June 30, 2020

Audit fees	$20,000	Nil
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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