Form 10-Q
period 2021-09-30
FRONTERA GROUP INC.
filed 2021-11-18
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 28, 2021
Common Stock, $0.00001 par value	44,780,150

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

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 6. Exhibits.
SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three-Month Periods ended September 30, 2021 and 2020

(Unaudited)

Contents

Unaudited Balance Sheets as of September 30, 2021 and June 30, 2021

Unaudited Statements of Operations for the Three-Month Periods Ended September 30, 2021 and 2020

Unaudited Statements of Cash Flows for the Three-Month Periods Ended September 30, 2021 and 2020

Unaudited Statements of Stockholders’ Equity for the Three-Month Periods Ended September 30, 2021 and 2020

Notes to the Condensed Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2021	June 30, 2021
Current Assets:
Cash	$3,000	$-
Total current assets	-	-
Total Assets	$3,000	$-

Current Liabilities:
Accounts payable	$28,357	$18,357
Due to Officer	14,425	-
Total current liabilities	42,782	18,357

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share:
1,000,000,000 shares authorized, 21,030,150 and 307,280,150 shares issued and outstanding at September 30, 2021 and June 30, 2021	211	3,073
Additional paid-in capital	131,162	125,300
Deficit	(171,155)	(146,730)
Total stockholders’ (deficit)	(39,782)	(18,573)
Total Liabilities and Stockholders’ (Deficit)	$3,000	$-

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2021	2020

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
Professional fees	24,425	-
General and administrative expenses and transfer agent fee	-	-
Total operating expenses	24,425	-
Loss Before Income Tax Provision	24,425	-
Income Tax Provision		-
Net Loss	$24,425	$-

Net Loss Per Common Share:
- Basic and Diluted	$-	$-

Weighted Average Common Shares Outstanding:
- Basic - Diluted	191,540,651	307,280,150

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Operating Activities:
Net (loss)	$(24,425)	$-
Changes in Operating Assets and Liabilities:
Accounts Payable	10,000
Net Cash (Used In) Operating Activities	(14,425)	-

Cash from Financing Activities
Proceeds from sale of stock	3,000	-
Officer contribution	14,425	-
Net Cash Provided by Financing Activities	17,425	-
Net Change in Cash	3,000	-
Cash - Beginning of Period	-	-
Cash - End of Period	$3,000	$-

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended September 30,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2020	307,280,150	$3,073	$125,300	$(146,730)	$(18,357)
Net income	-	-	-	-	-
Balance at September 30, 2020	307,280,150	$3,073	$125,300	$(146,730)	$(18,357)

Balance at June 30, 2021	307,280,150	$3,073	$125,300	$(146,730)	$(18,357)

Cancellation of Shares	(300,000,000)	(3,000)	3,000	-	-
Issuance of New Shares	13,750,000	138	2,863	-	3,000
Net income	-	-	-	(24,425)	(24,425)
Balance at September 30, 2021	21,030,150	$211	$131,163	$(171,155)	$(39,782)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three-Month Periods Ended September 30, 2021 and 2020

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2021 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 1, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of September 30, 2021and June 30, 2021, the Company had $3,000 and $0 in cash or cash equivalents, respectively.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended September 30, 2021 and 2020.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2021 and 2020. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements are issued. Pursuant to Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, of the FASB ASC, the Company as a U.S. Securities and Exchange Commission (“SEC”) filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of September 30, 2021, and a net loss for the three months ended September 30, 2021 and has little operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of September 30, 2021, and June 30, 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $161,155 and $146,730, respectively that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2021	June 30, 2021
Net operating loss carryforwards	$ 33,843	$ 30,859
Valuation allowance	(33,843)	(30,859)
Net deferred tax assets	$ -	$ -

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2021 and June 30, 2021.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three months ended September 30, 2021 and 2020, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2021 and June 30, 2021 relating to unrecognized tax benefits.

The tax years ended June 30, 2018, 2019 and 2020 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

None

Note 6-Stock Cancellation

On September 20, 2021, Nanjing Dayu Xianneng Foods Co Ltd cancelled 200,000,000 shares of common stock and Jiefeng Ren cancelled 100,000,000 shares of common stock.

Note7 – Subsequent Events

On October 2, 2021, we issued 5,000,000 shares of common stock to Mann C. Yam at the price of $0.0001 for an aggregate of $500. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

On October 2, 2021, we issued 18,750,000 shares of common stock to Bin Zhou at the price of $0.0001866 for an aggregate of $3,500. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Our Business

Frontera Group Inc. is a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Since we are “smaller reporting company”, we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Results of operations for the three months periods ended September 30, 2021 and 2020

Revenue

We had no revenue or cost of revenues for the three months ended September 30, 2021 and 2020. We did not perform any services during the three months ended September 30, 2021 and 2020.

Costs and Expenses

We incurred $24,425 in professional fees for the three months ended September 30, 2021.

Net Loss

We had operations loss of $24,425 during the three months ended September 30, 2021.

Liquidity and Capital Resources

	September 30, 2021	June 30, 2021
Total assets	$ -	$ -
Total liabilities	(42,782)	(18,573)
Working capital deficiency	$ (42,782)	$ (18,573)

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

Cash Flows

Three Months Ended September 30,
	2021	2020
Net cash used in operating activities	$ (14,425)	$ -
Cash used in investing activities	-	-
Cash provided by financing activities	17,425	-
Net increase (decrease in cash)	$ 3,000	$ -
Cash balance at beginning of period	-	-
Cash balance at end of period	$ 3,000	$ -

Cash Flows from Operating Activities

During the three months ended September 30, 2021 we used $ 14,425 in operating activities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months periods ended September 30, 2021 and 2020.

Cash Flows from Financing Activities

During the three months ended September 30, 2021, we generated $17,425 from financing activities. We issued 13,750,000 shares of our common stock for $3,000. Our CEO contributed $14,425 to the company for working capital requirements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon the evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months periods ended September 30, 2021, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 20, 2021, Nanjing Dayu Xianneng Foods Co Ltd cancelled 200,000,000 shares of common stock and Jiefeng Ren cancelled 100,000,000 shares of common stock.

On September 28, 2021, we issued 13,750,000 shares of common stock to Mann C. Yam at the price of $0.000218 for an aggregate of $3,000. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

On October 2, 2021, we issued 5,000,000 shares of common stock to Mann C. Yam at the price of $0.0001 for an aggregate of $500. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

On October 2, 2021, we issued 18,750,000 shares of common stock to Bin Zhou at the price of $0.0001866 for an aggregate of $3,500.00. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended September 30, 2021.

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

November 17, 2021