Form 10-Q
period 2021-12-31
FRONTERA GROUP INC.
filed 2022-02-18
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 16, 2022
Common Stock, $0.00001 par value	44,780,150

FRONTERA GROUP INC.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION3

ITEM 1.  FINANCIAL STATEMENTS3

Notes to the Condensed Financial Statements8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.15

ITEM 4. CONTROLS AND PROCEDURES.15

PART II – OTHER INFORMATION16

ITEM 1.  LEGAL PROCEEDINGS.16

ITEM 1A. RISK FACTORS.16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.16

ITEM 4. MINE SAFETY DISCLOSURES.16

ITEM 5. OTHER INFORMATION.16

ITEM 6. EXHIBITS17

SIGNATURES18

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three- and Six-Month Periods ended December 31, 2021 and 2020

(Unaudited)

Contents

Unaudited Balance Sheets as of December 31, 2021 and June 30, 2021

Unaudited Statements of Operations for the Three- and Six-Month Periods Ended December 31, 2021 and 2020

Unaudited Statements of Cash Flows for the Six-Month Periods Ended December 31, 2021 and 2020

Unaudited Statements of Stockholders’ Equity for the Three- and Six-Month Periods Ended December 31, 2021 and 2020

Notes to the Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	December 31, 2021	June 30, 2021
Current Assets:
Cash	$ 7,000	$ —
Total current assets	7,000	—
Total Assets	$ 7,000	$ —

Current Liabilities:
Accounts payable	$ 29,312	$ 18,357
Advance from officer	14,425	—
Total current liabilities	43,737	18,357

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized, 44,780,150 shares issued and outstanding at December 31, 2021 and 307,280,150 shares issued and outstanding at June 30, 2021	448	3,073
Additional paid-in capital	134,925	125,300
Deficit	(172,110)	(146,730)
Total stockholders' (deficit)	(36,737)	(18,357)
Total Liabilities and Stockholders' (Deficit)	$ 7,000	$ —

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Revenue	$ —	$ —	$ —	$ —
Cost of Revenue	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
Professional fees	955	—	25,380	—
General and administrative expenses	—	—	—	—
Total operating expenses	955	—	25,380	—
Loss Before Income Tax Provision	(955)	—	(25,380)	—
Income Tax Provision	—	—	—	—
Net Loss	$ (955)	$ —	$ (25,380)	$ —

Net Loss Per Common Share:
- Basic and Diluted	$ —	$ —	$ —	$ —

Weighted Average Common Shares Outstanding:
- Basic and Diluted	45,011,251	307,280,150	158,190,476	307,280,150

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Years Ended December 31,
	2021	2020

Operating Activities:
Net (loss)	$ (25,380)	$ —
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	—	—
Changes in Operating Assets and Liabilities:
Accounts Payable	10,955	—
Advance from officer	14,425	—
Net Cash (Used In) Operating Activities	—	—

Financing Activities:
Proceeds from Sale of Stock	3,000	—
Common Stock Issued	4,000	—
Net Cash Provided by Financing Activities	7,000	—

Net Change in Cash	7,000	—
Cash - Beginning of Period	—	—
Cash - End of Period	$ 7,000	$ —

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended December 31,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2020	307,280,150	$ 3,073	$ 125,300	$(146,730)	$(18,357)
Net income	—	—	—	—	—
Balance at September 30, 2020	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	—	—	—	—	—
Balance at December 31, 2020	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	—	—	—	—	—
Balance at March 31, 2021	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	—	—	—	—	—
Balance at June 30, 2021	307,280,150	$ 3,073	$ 125,300	$(146,730)	$(18,357)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2021	307,280,150	$ 3,073	$ 125,300	$(146,730)	$(18,357)
Cancellation of Shares	(300,000,000)	(3,000)	3,000	—	—	—	—	—	—
Issuance of New Shares	13,750,000	138	2,862	—	3,000	—	—	—
Net loss	—	—	—	(24,425)	(24,425)
Balance at September 30, 2021	21,030,150	211	131,162	(171,155)	(39,782)
Issuance of New Shares	23,750,000	237	3,763	—	4,000
Net loss	—	—	—	(955)	(955)
Balance at December 31, 2021	44,780,150	$ 448	$ 134,925	$(172,110)	$(36,737)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three- and Six-Month Periods Ended December 31, 2021 and 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2021, the Company had $7,000 of cash and no cash equivalents.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three or six months ended December 31, 2021 and 2020.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 30, 2021 and 2020. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of December 31, 2021, and a net loss for the three and six months ended December 31, 2021 and has no operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of December 31, 2021, and June 30, 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $172,110 and $146,730, respectively that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry-forwards are fully offset by a full valuation allowance.

The provision (benefit) for income taxes consisted of the following for the three and six months ended December 31,

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2021	June 30, 2021

Net operating loss carryforwards	$ 36,143	$ 30,813
Valuation allowance	(36,143)	(30,813)
Net deferred tax assets	$ —	$ —

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at December 31, 2021 and June 30, 2021.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three and six months ended December 31, 2021 and 2020, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet as of December 31, 2021 and June 30, 2021 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

There are no shares held by our directors or Named Executive Officers.  As of December 31, 2021, there were 44,780,150 shares of our common stock outstanding:

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

Results of operations for the three-month periods ended December 31, 2021 and 2020

Revenue

We had no revenue or cost of revenues for the three months ended December 31, 2021 and 2020. We did not perform any services during the three months ended December 31, 2021 and 2020.

Costs and Expenses

We incurred professional or transfer agent fees of $955 for the three months ended December 31, 2021 or 2020.

Net Loss

We had net losses of $955 during the three months ended December 31, 2021. We had no operations resulting in no net income (loss) during the three ended December 31, 2020.

Results of operations for the six-month periods ended December 31, 2021 and 2020

Revenue

We had no revenue or cost of revenues for the six months ended December 31, 2021 and 2020. We did not perform any services during the six months ended December 31, 2021 and 2020.

Costs and Expenses

During the six months ended December 31, 2021, we incurred $25,380 of professional and transfer agent fees. During the six months ended December 31, 2020, we incurred no professional and transfer agent fees.

Net Loss

We had net income (loss) of $25,380 during the six months ended December 31, 2021. We had no operations resulting in no net income (loss) during the three months ended December 31, 2020.

Liquidity and Capital Resources

	December 31, 2021	June 30, 2021

Total assets	$ 7,000	$ —
Total liabilities	(43,737)	(18,357)
Working capital deficiency	$ (36,737)	$ (18,357)

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

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2021 and 2020, we did not use any cash in operating activities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months periods ended December 31, 2021 and 2020.

Cash Flows from Financing Activities

During the six months ended December 31, 2021 and 2020, we cancelled 3,000,000,000 shares of common stock and issued 37,500,000 shares of common stock for a total value of $7,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three- and six-month periods ended December 31, 2021, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three or six months ended December 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three or six months ended December 31, 2021.

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

February 17, 2022