Form 10-Q
period 2022-03-31
FRONTERA GROUP INC.
filed 2022-05-16
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2022
Common Stock, $0.00001 par value	45,180,150

FRONTERA GROUP INC.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION3

ITEM 1.  FINANCIAL STATEMENTS3

Notes to the Condensed Financial Statements8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.15

ITEM 4. CONTROLS AND PROCEDURES.15

PART II – OTHER INFORMATION16

ITEM 1.  LEGAL PROCEEDINGS.16

ITEM 1A. RISK FACTORS.16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.16

ITEM 4. MINE SAFETY DISCLOSURES.16

ITEM 5. OTHER INFORMATION.16

ITEM 6. EXHIBITS17

SIGNATURES18

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three- and Nine-Month Periods ended March 31, 2022 and 2021

(Unaudited)

Contents

Unaudited Balance Sheets as of March 31, 2022 and June 30, 2021

Unaudited Statements of Operations for the Three- and Nine-Month Periods Ended March 31, 2022 and 2021

Unaudited Statements of Cash Flows for the Nine-Month Periods Ended March 31, 2022 and 2021

Unaudited Statements of Stockholders’ Equity for the Three- and Nine-Month Periods Ended March 31, 2022 and 2021

Notes to the Financial Statements

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	March 31, 2022	June 30, 2021
Current Assets:
Cash	$ 7,000	$ —
Total current assets	7,000	—

Intangible Assets	5,000,750	$ —
Total Assets	$ 5,007,750	$ —

Current Liabilities:
Accounts payable	$ 5,029,312	$ 18,357
Advance from officer	17,949	—
Total current liabilities	5,047,261	18,357

Commitments and Contingencies

Stockholders' (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized, 120,180,150 shares issued and outstanding at March 31, 2022 and 307,280,150 shares issued and outstanding at June 30, 2021	1,202	3,073
Additional paid-in capital	134,921	125,300
Deficit	(175,634)	(146,730)
Total stockholders' (deficit)	(39,511)	(18,357)
Total Liabilities and Stockholders' (Deficit)	$ 5,007,750	$ —

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenue	$ —	$ —	$ —	$ —
Cost of Revenue	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
Professional fees	—	—	24,425	—
General and administrative expenses	3,524	—	4,470	—
Total operating expenses	3,524	—	25,380	—
Loss Before Income Tax Provision	(3,524)	—	(28,904)	—
Income Tax Provision	—	—	—	—
Net Loss	$ (3,524)	$ —	$ (28,904)	$ —

Net Loss Per Common Share:
- Basic and Diluted	$ —	$ —	$ —	$ —

Weighted Average Common Shares Outstanding:
- Basic and Diluted	44,797,541	307,280,150	120,392,831	307,280,150

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2022	2021

Operating Activities:
Net (loss)	$ (28,904)	$ —
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for Consulting Services	—	—
Changes in Operating Assets and Liabilities:
Accounts Payable	14,479	—
Net Cash (Used In) Operating Activities	(14,425)	—

Financing Activities:
Proceeds from Sale of Stock	3,000	—
Common Stock Issued	4,000	—
Officer Contribution	14,425
Net Cash Provided by Financing Activities	21,425	—

Net Change in Cash	7,000	—
Cash - Beginning of Period	—	—
Cash - End of Period	$ 7,000	$ —

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended March 31,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2020	307,280,150	$ 3,073	$ 125,300	$(146,730)	$(18,357)
Net income	—	—	—	—	—
Balance at September 30, 2020	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	—	—	—	—	—
Balance at December 31, 2020	307,280,150	3,073	125,300	(146,730)	(18,357)
Net income	—	—	—	—	—
Balance at March 31, 2021	307,280,150	3,073	125,300	(146,730)	(18,357)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2021	307,280,150	$ 3,073	$ 125,300	$(146,730)	$(18,357)
Cancellation of Shares	(300,000,000)	(3,000)	3,000	—	—	—	—	—	—
Issuance of New Shares	13,750,000	138	2,862	—	3,000	—	—	—
Net loss	—	—	—	(24,425)	(24,425)
Balance at September 30, 2021	21,030,150	211	131,162	(171,155)	(39,782)
Issuance of New Shares	23,750,000	237	3,763	—	4,000
Net loss	—	—	—	(955)	(955)
Balance at December 31, 2021	44,780,150	$ 448	$ 134,925	$(172,110)	$(36,737)
Issuance of New Shares	400,000	4	(4)	—	—
Shares Issued for Acquisition of Intangible Assets	75,000,000	750	—	—	750
Net loss	—	—	—	(3,524)	(3,524)
Balance at March 31, 2022	120,180,150	$ 1,202	$ 134,921	$(175,634)	$(39,511)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three- and Nine-Month Periods Ended March 31, 2022 and 2021

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Frontera Group Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 21, 2013, Frontera Group Inc. was created to be an export management company providing business development and market consultancy services that assist small and medium-sized businesses in entering new markets in Central and South America. The Company purchased intellectual property in March 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2022, the Company had $7,000 of cash and no cash equivalents.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three or nine months ended March 31, 2022 and 2021.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of March 31, 2022 and 2021. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of March 31, 2022, and a net loss for the three and nine months ended March 31, 2022 and has no operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of March 31, 2022, and June 30, 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $175,634 and $146,730, respectively, that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2022	June 30, 2021

Net operating loss carryforwards	$ 36,883	$ 30,813
Valuation allowance	(36,883)	(30,813)
Net deferred tax assets	$ —	$ —

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at March 31, 2022 and June 30, 2021.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three and nine months ended March 31, 2022 and 2021, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet as of March 31, 2022 and June 30, 2021 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

As of March 31, 2022, there were 45,180,150 shares of our common stock outstanding. Our chairman of the board of directors owns 18,750,000 shares, approximately 41.5% of our outstanding shares.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On April 21, 2022, the Company announced in a press release and a Form 8-K filing, the appointment of Mr. Andrew De Luna as he Company’s Interim Chief Executive Officer, succeeding Mr. Mann Yam, who will remain in his position as Chairman of the Company’s Board of Directors. The Company also announced that Mr. De Luna has been named as the company’s Vice Chairman and Chief Financial Officer, that Mr. K. Bryce “Rick” Toussaint has been elected a member of the Company’s board of Directors and that Ms. Deneice Day has been named as the Company’s Treasurer. In addition, the Board of Directors of the Company approved a change in the Company’s fiscal year end from June 30th to December 31st of each year.

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

Results of operations for the three-month periods ended March 31, 2022 and 2021

Revenue

We had no revenue or cost of revenues for the three months ended March 31, 2022 and 2021. We did not perform any services during the three months ended March 31, 2022 and 2021.

Costs and Expenses

We incurred $1,789 in professional or transfer agent fees and $1,735 in registration fees during the three months ended March 31, 2022.  We incurred no costs or expenses during the three months ended March 31, 2021.

Net Loss

We had a net loss of $3,524 during the three months ended March 31, 2022. We had no operations resulting in no net income (loss) during the three months ended March 31, 2021.

Results of operations for the nine-month periods ended March 31, 2022 and 2021

Revenue

We had no revenue or cost of revenues for the nine months ended March 31, 2022 and 2021. We did not perform any services during the nine months ended March 31, 2022 and 2021.

Costs and Expenses

During the nine months ended March 31, 2022, we incurred $24,425 of professional and transfer agent fees and $4,479 in registration fees. During the nine months ended March 31, 2021, we incurred no costs or expenses.

Net Loss

We had a net loss of $28,904 during the nine months ended March 31, 2022. We had no operations resulting in no net income (loss) during the nine months ended March 31, 2021.

Liquidity and Capital Resources

	March 31, 2022	June 30, 2021

Total assets	$ 7,000	$ —
Total liabilities	(47,261)	(18,357)
Working capital deficiency	$ (40,261)	$ (18,357)

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

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2022, we used $14,425 in operating activities. During the nine months ended March 31, 2021, we did use any cash in operating activities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities

During the nine months ended March 31, 2022, we issued 37,500,000 shares of common stock for a total value of $7,000. Our Chairman of the Board of Directors contributed $14,425 to the Company during the nine months ended March 31, 2022. During the nine months ended March 31, 2021, we cancelled 300,000,000 shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three- and nine-month periods ended March 31, 2022, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three or nine months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three or nine months ended March 31, 2022.

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

Frontera Group Inc

/s/ Andrew De Luna

Andrew De Luna

Interim Chief Executive Officer, Chief Financial Officer

May 16, 2022