Form 10-K
period 2022-06-30
FRONTERA GROUP INC.
filed 2022-10-05
CIK 1602813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-198524

FRONTERA GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	46-4429598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 S Carson Street, Suite 200 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 909-374-5750

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	FRTG	OTC Pink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

*	The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and. has filed all reports during the preceding 12 months that would have been required had it been subject to such filing requirements.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2021, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $21,084,422.

As of September 19, 2022, we had 77,396,815 shares of Common Stock, par value $0.00001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement and Management Consultant Agreements are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.

PART I
FRONTERA GROUP INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as a going concern;

●	risks related to our international operations and currency exchange fluctuations; and

●	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “Common Stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company” and “Frontera Group” mean Frontera Group Inc. unless otherwise indicated.

Item 1. BUSINESS

Frontera Group Inc. (the “Company,” “Frontera,” “we,” “our,” “us”) was incorporated under the laws of the State of Nevada on November 21, 2013. Frontera Group Inc. strategically acquires revenue generating companies and intellectual property in low-multiple, mature industries within the technology and human capital spaces. With an aggressive four-tier acquisition and implementation strategy, Fronter’s overarching goal is to bring substantial increases in profitability to mature industries with traditionally low and stagnant EBITA multiples. Frontera creates revenue streams through subscriptions, licensing agreements and data analytics, while growing EBITA by leveraging synergistic acquisitions that maximize scalability.

On May 11, 2022, Immersient IP, LLC (“Immersient”) was formed and registered in the State of Nevada. Immersient is a wholly-owned subsidiary of Frontera Group, Inc. and was created to hold all intellectual property acquired by Frontera. All operations are derived from Immersient.

Our Business

Frontera Group Inc. strategically acquires revenue generating companies and intellectual property in low-multiple, mature industries within the technology and human capital spaces. With an aggressive - acquisition and implementation strategy, Fronter’s overarching goal is to bring substantial increases in profitability to mature industries with traditionally low and stagnant EBITDA multiples. Frontera creates revenue streams through subscriptions, licensing agreements and data analytics, while growing EBITDA by leveraging synergistic acquisitions that maximize scalability.

Award Winning Industry Pioneer

Frontera, through its acquisition of IntelliMedia’s intellectual property, delivers award-winning solutions that bridge the digital gap between large enterprises and end users. Now under the Immersient brand, Frontera’s cloud media platform connects content producers, educational institutions, and event producers with participants and viewers, delivering immersive, personal experiences, interactive engagement, existing device compatibility, familiar user conventions, and reliable, “always available” service.

Delivering Proprietary State-of-the-Art Solutions

Frontera’s proprietary Immersient cloud media platform enables cloud-based content creation, personalization, monetization, management, distribution, and analytics. With its frictionless device and network independent approach to immersive virtual, augmented, and mixed reality environments, Immersient delivers next-generation group collaboration and communications, interactive distance learning and training, and virtualized events, meetings, expos, conferences, and trade shows.

High Growth Target Markets

A hallmark of the internet age is the shift to personal, intelligent, monetizable one-to-one media streaming. This shift is accelerating with the pandemic-driven dynamics of remote work, learning, and collaboration, all of which demand enhanced virtualization of in person activities across a wide array of the devices, connections, and applications enabled by the Immersient technology.

Revenue-focused Acquisition Strategy

Frontera’s focus is to accelerate growth and profitability using a disciplined “buy and build” model growth strategy comprised of acquisitions and optimization of its core Immersient cloud media platform into new opportunities, both with existing clients and future prospects. Frontera has established a purpose-built, successfully integrated acquisition platform with a pipeline of transformative and bolt-on targets, which include revenue-generating businesses as well as margin and response enhancing intellectual properties.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our technology and intellectual property rights. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements, contractual commitments and other legal rights to establish and protect our brands and intellectual property rights.

Research and Development Activities

Our research and development efforts are focused on ensuring our software and services continually adapt to ever-evolving cybersecurity threats, developing new and improved functionality to meet our customer’s needs, and to enable robust and efficient integration with other industry solutions. Our research and development team is responsible for the design, development, testing and quality of our software and works to ensure that our software is available, reliable and stable. We spent $419,350 on development activities during the year ended June 30, 2022. We did not have any research or development expenses during the year ended June 30, 2021.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this Annual Report we have three employees, Andrew De Luna, who is the Vice Chairman, Interim Chief Executive Officer, and Chief Financial Officer of the Company, Darshan Sedani, the Chief Visionary Officer and Teodros Gessesse, the Chief Marketing Officer.

Reports to Securities Holders

We are a voluntary SEC filer. This means that our securities are not registered under Section 12(b) of the Securities Exchange Act of 1935 (the “Exchange Act”). As such, we are not subject to the mandatory reporting requirements of those issuers which have securities registered under the Exchange Act. We voluntarily file Form 10-K annually and form 10-Q quarterly. In addition, we will voluntarily file Form 8-K and other proxy and information statements from time to time as necessary. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We do not hold ownership or leasehold interest in any property.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Holders

As of September 12, 2022, there were approximately 17 record holders of 72,130,148 shares of our Common Stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the years ended June 30, 2022 and 2021.

Recent Sales of Unregistered Securities and Use of Proceeds

We did not sell any unregistered securities during the years ended June 30, 2022 and 2021.

Item 6. RESERVED

Not applicable.

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

Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Results of operations for the years ended June 30, 2022 and 2021.

Revenue

During the year ended June 30, 2022, we had $372,690 in revenue from royalties on the IP we purchased in March 2022 and $419,350 in cost of revenue. We had no revenue or cost of revenue for the year ended June 30, 2021. We did not perform any services during the year ended June 30, 2021.

Costs and Expenses

We had the following expenses for the years ended June 30, 2022 and 2021:

	Year Ended June 30,
	2022	2021
Advertising and marketing	$30,000	$—
Depreciation and amortization	62,500	—
Facilities expenses	39,168	—
Office expenses	18,506	—
Professional fees	250,290	—
Travel and entertainment	11,023	—
	$411,487	$—

During the year ended June 30, 2022, professional fees paid were primarily for investor relations of $90,000, legal fees of $52,750, audit fees of $24,425 and consulting fees of $56,300.

Liquidity and Capital Resources

	June 30, 2022	June 30, 2021
Total assets	$5,311,838	$—
Total liabilities	(6,452,796)	(18,357)
Working capital deficiency	(1,140,958)	(18,357)

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

Cash Flows

	Year ended June 30,
	2022	2021
Cash used in operations	$(485,348)	$—
Cash provided by financing	486,996	—
Net change in cash	1,648	—
Cash at beginning of period	—	—
Cash at end of period	$1,648	$—

Cash Flows from Operating Activities

During the year ended June 30, 2022, we used $485,348 in cash for operations. This was primarily our net loss of $1,320,550 offset by the gain on the value of our derivative liabilities of $1,087,784. We did not use or generate any cash in operating activities for the year ended June 30, 2021.

Cash Flows from Investing Activities

We did not use or generate any cash from investing activities during the years ended June 30, 2022 and 2021.

Cash Flows from Financing Activities

During the year ended June 30, 2022, financing activities provided $486,996 in cash due to the issuance of convertible notes for $300,000 and the sale of common stock for $186,996. We did not use or generate any cash from financing activities during the year ended June 30, 2021.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g., line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

If we are unable to generate profits sufficient to cover our operating costs or to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRONTERA GROUP INC.

June 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors and Shareholders,

Frontera Group, Inc., and its wholly owned subsidiary Immerscient, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of “Frontera Group, Inc., and its wholly owned subsidiary Immerscient, Inc.” (the Company) as of June 30, 2022, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated revenues sufficient to cover operating costs over an extended period of time and has an accumulated deficit as of June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

A critical audit matter is any matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

“/s/ Victor Mokuolu, CPA PLLC”

PCAOB ID: 6771

We have served as the Company’s auditor since 2021.

“Houston, Texas”

“October 5, 2022”

FRONTERA GROUP INC.
BALANCE SHEETS

	June 30, 2022	June 30, 2021
Current Assets:	$—	$—
Cash	1,648	—
Accounts receivable	372,690	—
Total current assets	374,338	—

Non-Current Assets:
Patents, net	4,937,500	—
Total Assets	$5,311,838	$—

Current Liabilities:
Accounts payable	$439,363	$18,357
Accrued liabilities	4,886,612	—
Accrued interest	3,667	—
Convertible notes payable	300,000	—
Discount on convertible notes	(264,630)	—
Total current liabilities	5,365,012	18,357

Non-Current Liabilities:
Derivative liabilities	1,087,784	—
Total Liabilities	$6,452,796	$18,357

Commitments and Contingencies

Shareholders’ (Deficit)
Preferred stock, par value $0.00001 per share: 5,000,000 shares authorized; Series A Preferred stock, par value $0.00001 per share: none authorized and outstanding at June 30, 2022 and 2021	$—	$—
Common stock, par value $0.00001 per share: 990,000,000 shares authorized; 47,563,483 shares issued and outstanding at June 30, 2022; 307,280,150 shares issued and outstanding at June 30, 2021	476	3,073
Additional paid-in-capital	314,893	125,300
Deficit	(1,456,327)	(146,730)
Total shareholders’ (deficit)	$(1,140,958)	$(18,357)

Total Liabilities and Shareholders’ (Deficit)	$5,311,838	$—

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2022	2021
Revenue	$372,690	$—
Cost of revenue	419,350	—
Gross profit	(46,660)	—

Operating expenses:
General and administrative expenses	411,487	—

Other (income) expenses:
Interest expense	885,229	—
(Gain) loss on fair value of derivatives	(22,825)	—
Miscellaneous income	(1)	—
Total other (income) expense	862,403	—

Loss before income tax benefit	(1,320,550)	—

Income tax benefit	—	—

Net loss	$(1,320,550)	$—

Net loss per common share:
Basic and Diluted	$(0.01)	$—

Weighted-average common shares outstanding:
Basic and Diluted	103,579,487	307,280,150

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2022	2021
Operating Activities:
Net (loss)	$(1,320,550)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of derivative liability	1,704,716	—
Depreciation and amortization	62,500	—
Non-cash interest	(881,562)	—
Other	10,954	—

Changes in operating assets and liabilities:
Accounts receivable	(372,690)	—
Accounts payable	421,005	—
Accrued liabilities	(109,721)	—

Net Cash (Used In) Operating Activities	$(485,348)	$—

Financing Activities:
Proceeds from convertible notes	300,000	—
Issuance of common shares	186,996	—
Net Cash (Used In) Financing Activities	$486,996	$—

Net Change in Cash	1,648	—
Cash – Beginning of Period	—	—
Cash – End of Period	$1,648	$—

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended June 30,

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance at June 30, 2020	307,280,150	$3,073	$125,300	$(146,730)	$(18,357)
Net Income	—	—	—	—	—
Balance at June 30, 2021	307,280,150	$3,073	$125,300	$(146,730)	$(18,357)

Balance at June 30, 2021	307,280,150	$3,073	$125,300	$(146,730)	$(18,357)
Cancellation of shares	(300,000,000)	(3,000)	3,000	—	—
Adj to Retained Earnings	—	—	—	10,953	10,953
Issuance of new shares	38,533,333	385	186,611	—	186,996
Issuance of new shares – loan inducement	1,750,000	18	(18)	—	—
Net Income	—	—	—	(1,320,550)	(1,320,550)
Balance at June 30, 2022	47,563,483	$476	$314,893	$(1,456,327)	$(1,140,958)

See accompanying notes to the financial statements.

FRONTERA GROUP INC.
For the Years Ended June 30, 2022 and 2021

Notes to the Financial Statements

Note 1 – Organization and Operations

Frontera Group Inc. (the “Company,” “Frontera,” “we,” “our,” “us”) was incorporated under the laws of the State of Nevada on November 21, 2013. Frontera Group Inc. strategically acquires revenue generating companies and intellectual property in low-multiple, mature industries within the technology and human capital spaces. With an aggressive four-tier acquisition and implementation strategy, Fronter’s overarching goal is to bring substantial increases in profitability to mature industries with traditionally low and stagnant EBITA multiples. Frontera creates revenue streams through subscriptions, licensing agreements and data analytics, while growing EBITA by leveraging synergistic acquisitions that maximize scalability.

On May 11, 2022, Immersient IP, LLC (“Immersient”) was formed and registered in the State of Nevada. Immersient is a wholly-owned subsidiary of Frontera Group, Inc. Immersient was formed to hold all intellectual property acquired by Frontera. All operations are derived from Immersient.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared using the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, the recognition of revenues and expenses, the valuation of intangible assets, including amortization, the valuation of derivatives, and the valuation of the warrant issued. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Expected Credit Losses

Our receivables primarily arise from the billing of royalties for the use of our intellectual property (“IP”). We currently have one royalty agreement in place. We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2022, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).

Intangible Assets

Intangible assets deemed to have finite lives are generally amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.

Fair Value of Financial Instruments

We measure the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

●	Level 1 – quoted prices in active markets for identical assets or liabilities

●	Level 2 – inputs other than quoted prices in level 1 that are observable either directly or indirectly.

●	Level 3 – inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

The conversion option on the Note and the Warrant are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, accounts payable, and short-term debt approximated their fair value due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Derivative Instruments

Convertible Note and Common Stock Warrant Liability

On March 11, 2022, we issued a convertible note (the “Note”) with warrant (“Warrant”) with default and fundamental transaction adjustment; variable rate default provision; and full reset features. The Note is a 10% $300,000 promissory note which is convertible upon an event of default. The Warrant gives the holder the right to purchase 1,000,000 shares of our Common Stock at an exercise price of $0.50. We shall not affect any exercise of this Warrant, and a Holder shall not have the right to exercise any portion of this Warrant, to the extent that after giving effect to issuance of Warrant Shares upon exercise as set forth on the applicable Notice of Exercise, the Holder (together with the Holder’s Affiliates, and any other persons acting as a group together with the Holder or any of the Holder’s Affiliates), would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after the giving effect to the issuance of shares of Common Stock issuable upon exercise of this Warrant. The Warrant will expire on March 11, 2027 and may be assigned by the holder to a third party, in whole or in part, without the need to obtain our consent thereto. This Warrant remained outstanding as of June 30, 2022.

We evaluated the conversion option of the Note and the Warrant under ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in shareholders’ equity. The conversion feature of the Note should be valued as a derivative liability based on the guidance in ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, and EITF 07-05, Determining

Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The Warrant liability is valued to provide a discount for the note at issuance. The occurrence of a default will trigger a tainted equity environment due to market based variable rate conversion prices resulting in an indeterminate number of shares. The warrant will then be treated as tainted derivative liabilities. These derivative liabilities will need to be marked-to-market each period with the change in fair value recorded in the income statement.

Revenue Recognition

Our primary source of revenues is from the development and licensing of our IP to our customers. Revenues are presented net of any taxes that are collected from our customers and remitted to governmental authorities. We are the principal in all our relationships with our customers.

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. The performance obligation in all of our contracts with customers is to provide them a license to use our IP. Because our customers are granted a right to access the IP, including new patents, we recognize revenues ratably over the term of the agreement.

As of June 30, 2022, we have one customer to whom we license our IP.

Advertising and Marketing

Advertising and marketing costs for promoting our corporate image as incurred and included in general and administrative expenses.

Income Taxes

We account accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties, if any, related to unrecognized tax benefits are included within the provision for income tax.

Earnings (loss) per Share

Earnings (loss) Per Share (“EPS”) is the amount of earnings (loss) attributable to each share of Common Stock. EPS is computed pursuant to section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Pursuant to Accounting Standards Codification (“ASC”) Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing net income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants. When we have a loss, dilutive shares are not included as they would be antidilutive.

The following table shows the computation of basic and diluted earnings (loss) per share for the years ended June 30, 2022 and 2021:

	Years Ended June 30,
	2022	2021
Numerator:
Net income (loss)	$(1,320,550)	$—

Denominator:
Weighted-average basic shares outstanding	103,579,487	307,280,150

Basic and Diluted earnings per share	$(0.01)	$—

We apply the treasury stock method to determine the dilutive effect of potentially dilute securities. Potentially dilutive securities representing 382,716 shares of our Common Stock were excluded from the computation of diluted earnings per share during the year ended June 30, 2022 because their effect would have been antidilutive due to a loss in that period. There were no potentially dilutive shares during the year ended June 30, 2021.

Recently Issued Accounting Pronouncements

Convertible Instruments Beginning with 2022 interim reporting, we early-adopted ASU No. 2020-06, “Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). ASU 2020-06 eliminated certain separation models regarding cash conversion and beneficial conversion features to simplify reporting for convertible instruments as a single liability or equity, with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires that instruments which may be settled in cash or stock are presumed settled in stock in calculating diluted earnings per share. The adoption of this standard had no effect on our financial statements. We considered the guidance in this standard when we issued a convertible note on March 11, 2022.

Note 3 – Going Concern

As reflected in the accompanying financial statements, we have a deficit of $1,456,327 at June 30, 2022, a net loss of $1,320,550 for the year ended June 30, 2022 and net cash used in operating activities of $485,348 for the year ended June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to commence operations and generate sufficient revenue; however, our cash position is not sufficient to support our daily operations. Management intends to raise additional funds by way of a private or public offering. While we believe in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Note 4 – Intangible Assets

In March 2022, we purchased intellectual property (“IP”) consisting of patents, trademarks, copyrights and domain names for $5,000,000 from Intellimedia Networks, Inc., a U.S. corporation. Payment of the $5,000,000 will occur over the subsequent twelve months.

Intellimedia India, an India entity (not related to Intellimedia Networks, Inc.) had licensed the use of this IP to third parties and we receive the benefit of these arrangements through the acquisition of the IP. We will continue to use Intellimedia India for the further development and maintenance of this IP in the future and currently, they are our only vendor for costs of revenue.

We began amortizing these patents over their useful life of twenty years during the three months ended June 30, 2022. We will recognize $250,000 of amortization expense in each of the next five years.

Note 5 – Fair Value Measurements

Our financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	June 30, 2022
	Level 1	Level 2	Level 3
Liabilities
Warrant	$—	$—	$890,603
Total Liabilities	$—	$—	$890,603

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. The Company’s Warrant is classified within Level 3 of the fair value hierarchy because its fair value is based on significant inputs that are unobservable in the market.

The valuation of the Warrant uses assumptions and estimates we believe would be made by a market participant in making the same valuations. We assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

We determined the fair value of the Warrant using Monte Carlo option-pricing models and the quoted price of our Common Stock. The Monte Carlo technique applied generates many possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value of the derivative features. The price of the underlying Common Stock is modeled such that it follows a geometric Brownian motion with constant drift, and constant volatility. The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of derivative is derived from path dependent scenarios and outcomes.

The features in the notes that were analyzed and incorporated into the model included the only the default provisions. The features in the warrants that were analyzed and incorporated into the model included the exercise features (including a call option) and the full ratchet reset provisions.

●	Based on the instrument’s features, there are six primary events that could occur: payments are made in cash; payments are made with stock; the Holder converts the note; the Issuer redeems the note; a reset or default event occurs; or we default on the Note.

●	There are four primary events that can occur in the Warrants; the Holder exercises the option at maturity; a reset or default event occurs adjusting the exercise price and the number of options; or the warrant expires.

The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, conversion price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events

(future financings – potential resets, fundamental transaction, exercise, redemption, and default) over the remaining term of the instruments based on management projections.

The following table present significant assumptions utilized in the valuation of the Warrant at the issuance date of March 11, 2022 and June 30, 2022.

	As of March 11, 2022	As of June 30, 2022
Risk-free rate	1.11%	2.39%
Volatility	137.8%	136.9%
Contractual term (in years)	1.0	0.7
Exercise price	$0.050	$0.050

For the year ended June 30, 2022, the change in the fair value of the Warrant resulted from the change in price of our Common Stock. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Note 6 – Accrued Liabilities

Accrued liabilities at June 30, 2022 primarily consisted of accrued interest of $3,667 and a liability of $5,000,000 for the patents purchased in March 2022. There were no accrued liabilities at June 30, 2021.

Note 7 – Convertible Notes Payable and Warrants

On March 11, 2022, we entered into a Securities Purchase Agreement (collectively, the “Purchase Agreement”) with AJB Capital Investments LLC (the “Investor”), for the sale of a convertible promissory note with a principal amount of $300,000 (the “Note”) and Warrants to purchase 1,000,000 shares of the Company’s common stock (collectively, the “Warrants”).

We entered into an agreement for a convertible note and warrants with AJB Capital Fund for $300,000 with a 6-month maturity due and maturing on September 11, 2022 and 1,000,000 options at $0.50 with the following terms:

1.	Interest rate of 10% increasing to 12% after 6 months; and 18% default rate;

2.	Conversion prices subject to adjustment as the result of a dilutive issuance (a “Full Reset” provision); and convertible upon default at variable rates.

3.	The Company received $270,000 in cash proceeds, recording an original issue discount of $30,000.

4.	Six months after the issue date, the principal and interest are convertible into our Common Stock at

a.	100% of the 20-day trading low at a 6-month default (the “initial default”) and

b.	40% of trading low from issuance at 9 months (the “toxic default”).

5.	Included is a warrant issued to acquire 1,000,000 common shares at an exercise price of $0.50 per share, (subject to adjustment as the result of a fundamental transaction), and a 5-year maturity.

Note 8 – Common Stock Warrant Liability

The Warrant was recorded at fair value as other long-term liabilities in the consolidated balance sheets. The fair value of the Warrant was remeasured as of June 30, 2022, resulting in a $22,285 non-cash change in fair value gain in the consolidated statements of operations for the three months ended June 30, 2022.

Note 9– Shareholders’ Deficit

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share. On February 23, 2016, the Company increased its authorized common shares to one billion (1,000,000,000) shares and decreased the par value to $0.00001 per share. On March 16, 2022, the Board of Directors of Frontera amended the Articles of Incorporation to change 10,000,000 shares of Common Stock into Preferred Stock. In addition, the Preferred Stock was further split to create 5,000,000 shares of Series A Preferred Stock. The part value of $0.0001 per share did not change for any class of shares.

Common Shares

Holders of Common Stock have no preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of Common Stock are entitled to share equally in dividends from sources legally available; therefore, when, as and if declared by the Board of Directors, and upon liquidation or dissolution of Frontera, whether voluntary or involuntary, to share equally in the assets of Frontera available for distribution to shareholders.

The Board of Directors is authorized to issue additional shares of Common Stock not to exceed the amount authorized by Frontera’s Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further shareholder action.

Voting Rights of Common Shares

Each holder of Common Stock is entitled to one vote per share on all matters on which such shareholders are entitled to vote. Since the shares of Common Stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of Directors can elect all the Directors if they choose to do so and, in such event, the holders of the remaining shares will not be able to elect any person to the Board of Directors.

Dividend Policy for Common Shares

Holders of our Common Stock are entitled to dividends if declared by the Board of Directors out of funds legally available. We do not anticipate the declaration or payment of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

Preferred Shares

Shares of Preferred Stock may be issued in one or more series. The number of shares included in any series of Preferred Stock and the full or limited voting rights, if any, the cumulative or non-cumulative dividend rights, if any, the conversion, redemption or sinking fund rights, if any and the priorities, preferences and relative, participating, optional and other special rights, if any, in respect of the Preferred Stock, any series of Preferred Stock or any rights pertaining thereto, and the qualification, limitations or restrictions on the Preferred Stock, any series of Preferred Stock or any rights pertaining thereto, shall be those set forth in the resolution or resolutions providing for the issuance of the Preferred Stock or such series of Preferred Stock adopted at any time and from time to time by the board of directors of the Corporation (the “Board”) and filed with the Secretary of State of the State of Nevada. The holders of Series A Preferred Stock shall have the right to transfer each share of the Series A Preferred Stock to any third party at any time in such holder’s sole and absolute discretion, subject to compliance with applicable securities laws.

Preferred Stock is not convertible.

Series A Preferred Stock

Voting Rights of Series A Preferred Stock

The holders of Series A Preferred Stock shall be entitle to two hundred (200) votes per share of Series A Preferred Stock.

Dividend Policy for Series A Preferred Stock

The holders of Series A Preferred Stock is not entitled to any dividend.

Note 10 – Income Tax Provision

Deferred Tax Assets

We operate in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the United States deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

We are subject to United States income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States statutory rate compared to our income tax expense as reported is as follows:

For the Period from July 1, 2021 to June 30, 2022
Income tax benefit at statutory tax rate	(305,829)
Change in valuation allowance	305,829
Income tax expense (benefit)	$—

The following tables set forth the components of deferred income taxes as of June 30, 2022:

Deferred tax assets:
Net operating loss carryforwards	305,829
Less: valuation allowance	(305,829)
Total deferred tax asset	$—

As of June 30, 2022, we had federal, state, and local net operating loss carryforwards of $305,829 that are available to offset future liabilities for income taxes. We have generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years.

We are currently not subject to examination in federal, state, and local jurisdictions in which we conduct our operations and files tax returns.

We have made an assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits and determined that no unrecognized tax benefits associated with the tax positions exist

Note 11 – Related Party Transactions

In March 2022, we purchased intellectual property (“IP”) consisting of patents, trademarks, copyrights and domain names for $5,000,000 from Intellimedia Networks, Inc. (“IMNI”), a U.S. corporation. Mr. Gessesse and Mr. Sedani were employed by IMNI at the time of this purchase. They became employees of Frontera on

July 22, 2022 (see Note 12 – Subsequent Events for more details). The balance due to IMNI is included in accrued liabilities on our Consolidated Balance Sheet as of June 30, 2022.

Mr. De Luna and Mr. Toussaint are co-owners of Bayou Moon Capital (“Bayou Moon”). Bayou Moon sent Frontera $5,000 on June 30, 2022 for working capital purposes. This balance due to Bayou Moon is included in accrued liabilities on our Consolidated Balance Sheet as of June 30, 2022.

Mr. Toussaint sent Frontera $3,500 on June 30, 2022 for working capital purposes. This balance due to Mr. Toussaint is included in accrued liabilities on our Consolidated Balance Sheet as of June 30, 2022.

The following table sets forth certain information regarding beneficial ownership of our Common and Series A Preferred Stock as of June 30, 2022 by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. There are 18,750,000 shares of our Common Stock held by our Chairman of the Board. There are 5,000,000 shares of our Series A Preferred Stock held by a company under direct control of our officers or directors. As of June 30, 2022, there were 47,563,483 shares of our Common Stock outstanding and 5,000,000 shares of our Series A Preferred Stock outstanding:

Title of Class	Name of Beneficial Owners, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %
Common (1)	Mann Yam	18,750,000	24.2%
	Bin Zhou	18,750,000	24.2%
Total		37,500,000	48.4%

(1)	Applicable percentage of ownership is based on 77,396,815 shares of Common Stock outstanding on September 19, 2022. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of September 19, 2022, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of September 19, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Common Stockholders are entitled to 1 voting right per share. We have evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

Note 12 – Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

In connection with the Purchase Agreement, the Company entered into employment agreements with Mr. Gessesse and Mr. Sedani dated July 22, 2022 (the “Employment Agreements”) for an initial term of three (3) years (the “Initial Term”), commencing on the date of execution of the agreement which will automatically renew thereafter for successive terms of one (1) year each (each, a “Renewal Term”), unless one of the parties gives written notice of termination to the other party at least sixty (60) days prior to the last day of the Initial Term or the then-current Renewal Term, as applicable.

Both Mr. Gessesse’s and Mr. Sedani’s initial annual base salary will be $150,000. Each of Mr. Gessesse and Mr. Sedani will be eligible to receive a quarterly bonus as determined by, and within the sole discretion of, the Company’s board of directors (the “Board”) and Mr. Gessesse and Mr. Sedani were granted 23,500,000 and 31,500,000 shares, respectively, of the Company’s common stock valued at $0.25 per share.

With respect to 2022 and subsequent calendar years, both Mr. Gessesse and Mr. Sedani will be eligible to receive additional equity incentive award grants of the types, in the amounts and on a basis commensurate with the equity incentive awards granted to similarly-situated executive officers of the Company, as determined from time to time by the Company’s Board. Mr. Gessesse and Mr. Sedani will both be eligible to participate in the employee benefits plans generally available to other senior executive officers of the Company.

If Mr. Gessesse’s or Mr. Sedani’s employment ceases due to a termination by the Company other than for cause or his resignation with good reason (as such terms are defined in the Employment Agreements), then, subject to his timely execution and non-revocation of a release of claims, he will receive: (i) payment of any otherwise earned but unpaid compensation and benefits through the date of termination; (ii) a lump sum cash payment equal to 12 months of his annual base salary, plus all annual bonuses for the period from the date of termination through the end of the initial term or the then-current renewal term, as applicable; (iii) COBRA premiums until the earliest to occur of the expiration of twelve (12) months following the date of termination, the date he becomes eligible for participation in health and dental plans of another employer, or the date he ceases to be eligible for participation under the Company’s health and dental plans under COBRA; and (iv) accelerated vesting of all the outstanding and otherwise unvested equity awards.

No family relationship exists between Mr. Gessesse or Mr. Sedani and any of the Company’s directors or executive officers. There are no arrangements or understandings between Mr. Gessesse or Mr. Sedani and any other person pursuant to which Mr. Gessesse or Mr. Sedani was selected as an officer of the Company, nor are there any transactions to which the Company is or was a participant and in which Mr. Gessesse or Mr. Sedani had or will have a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.

The foregoing description of the Employment Agreements do not purport to be complete and are subject to, and qualified in their entirety by, the full text of each of the employment agreements, a copy of which is filed as Exhibit 10.2 and 10.3 hereto and is incorporated by reference herein.

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

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Andrew De Luna	Interim Chief Executive Officer, Chief Financial Officer, and Vice Chairman
Teodros Gessesse	Chief Marketing Officer
Darshan Sedani	Chief Visionary Officer
K. Bryce “Rick” Toussaint	Board Member
Mann Yam	President and Chairman of the Board

Each director serves until our next annual meeting of the shareholders unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

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

Biographical Information Regarding Officers and Directors

Andrew De Luna, 48, is our Vice-Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer. He has been with Frontera since March 2022. He has varied and deep experience in growth and start-up ventures. He has advised for McKinsey, KPMG, and GulfStar Investment Bank and has served as a Financial Director for Miller Electric at Illinois Tool Works, Inc., a Fortune 100 Company. Andrew was also a co-founder of Energy Funders, a financial technology company acquired by Paleo Resources, Inc. in 2019. Mr. De Luna currently serves on the advisory boards of several private and public companies including Principal Solar, Inc., a company with heavy investments in electric vehicle and automotive technologies. He holds a BBA and MBA from the McCombs Business School at the University of Texas at Austin and is an actively licensed Certified Public Accountant in the State of Texas. We believe that Mr. De Luna’s extensive background in start-ups qualifies him to be on our board of directors.

Teodros Gessesse, 59, is our Chief Marketing Officer. He has been with Frontera since July 2022. Prior to joining Frontera, he was the CEO and co-founder of Intellimedia Networks in Virginia, USA. Mr. Gessesse has extensive experience in managing technology businesses for a diverse customer base including Fortune 1000 companies, U.S. government agencies, financial institutions, large universities and global news broadcasting organizations. Focusing on the delivery of content across a variety of networks, he has had over twenty-five years of experience building businesses around highly scalable cloud platforms for mission critical applications that have educated, informed and entertained large scale audiences globally. As the CEO of Intellimedia Networks he specializes in managing the business strategy, developing sales and marketing strategy and the high-level strategy in the development of cloud and mobile platforms that enable training, education, entertainment distribution, virtual communications, global news broadcasting, and virtual and immersive reality solutions. Prior to Intellimedia, Mr. Gessesse managed the enterprise and public cloud streaming services business of VBrick Systems which was a world leader in Internet based video delivery with customers ranging from the U.S. government, large multinational corporations and the top 200 educational institutions in the U.S. At the beginning of the Internet video delivery boom, he was also involved in Videoshare, a Cambridge Massachusetts based video streaming company which was the first large scale internet-based video sharing company formed by MIT media lab alums in the late 1990s. Diversifying his reach into the technology sector, he also participates and is a board member in a number of firms that provide innovative solutions for global live news delivery, African entertainment, music publishing, white glove ride sharing platforms, virtual and immersive reality for real estate ventures, and healthcare practice training platforms. In an effort to give back Mr. Gessesse volunteers at People to People - a U.S. based non-profit organization of African diaspora consisting of over 6,000 medical professionals that seek to improve global healthcare. In this capacity he directs the organization on the usage of technology to positively impact the delivery of healthcare services in emerging nations. Mr. Gessesse is an alumnus of the University of Alberta majoring in Economics and minoring in computing science.

Darshan Sedani, 48, is our Chief Visionary Officer and a Board Member. He has been with Frontera since July 2022. He is a technologist and professional entrepreneur with over 24 years of experience as a technology leader and innovator in media-tech, education-tech, and SaaS platforms. Prior to joining Frontera, he was formerly the President and founder of Intellimedia Networks, responsible for leading the company’s ideation, planning, and implementation of new and long-term business strategies. His duties include setting and driving overall organizational vision, operations strategy, directly overseeing operations, defining products and solutions blueprints, managing the company’s assets and liabilities and making major decisions in the organization. Prior to working with Intellimedia, Mr. Sedani has worked with California-based MonetizeMedia and Koyo Graphics International in an executive/co-founder position to help them grow from start-ups to their eventual successful exits. He was credited by NASA for developing the world’s first media streaming protocol. His project portfolio includes impressive clientele like NASA, Bandai Inc., Citizen, Pioneer, Vodafone, Disney, ESPN, FOX, VBrick, FIFA, Olympics, ICC Cricket world cup, etc. He has been recognized as an industry and tech leader by MicroAge, Economic time, Asian Age and other publications. He is the recipient of India’s prestigious civilian awards like Vivekanada youth entrepreneur of the year and Gujarat-Ratna in India. We believe that Mr. Sedani’s extensive background in the technology industry qualifies him to be on our board of directors.

K. Bryce “Rick” Toussaint, 51, is a member of our Board of Directors. He has been a board member since March 2022. He is a highly accomplished, results-driven entrepreneur with more than twenty years of business and public accounting experience, including extensive work in providing merger and acquisition consulting such as raising capital (equity and debt), project and corporate finance, private equity due diligence, and accounting systems integration with an emphasis on the energy (renewable, E&P, and midstream), manufacturing, nutraceutical, and technology industries. Mr. Toussaint has the unparalleled ability to turn-around and transform distressed companies into profitable ventures. He clearly envisions and delineates the opportunity in ‘failed’ companies where others cannot and is an expert at entering a challenging situation and completely revitalizing the company from the ground up. As a highly experienced M&A consultant, Mr. Toussaint has advised more than 20 American and Asian companies in becoming and remaining publicly listed on the NASDAQ, NYSE, and OTC markets from 2006 to present. He has also advised dozens of cross-border merger/acquisitions, PIPE transactions, and joint ventures. Mr. Toussaint has worked in more than seven countries including the United Kingdom, Spain, France, and throughout Asia and Latin America. He received his Bachelor’s in Accounting and MBA from Louisiana State University. We believe that Mr. Toussaint’s experience with public accounting qualifies him to be on our board of directors.

Mann C. Yam, 48, is our Chairman of the Board and President. He has been on the board of directors since March 2021. He is an experienced corporate attorney and investor. He earned the J.D. degree from Touro School of Law and Bachelor of Science from Saint John’s University. He is a duly licensed New York attorney. He founded Bernard & Yam, LLP in 2001. Mr. Yam has extensive experience with representing micro-cap and small-cap public companies. Mr. Yam primarily focuses on all legal aspects of representing publicly traded companies, from assisting them with executing and developing their business plans to listing their securities on a national exchange. Mr. Yam advises a number of publicly traded companies on their regulatory filing requirements with the Securities and Exchange Commission and the national exchanges. Mr. Yam also focuses on all aspects of complex commercial litigations and arbitrations involving securities law, corporate trust law, fraud, complex contractual disputes, and other business-related claims. He has counseled and represented individuals and institutional clients in jurisdictions throughout the United States and across a wide array of industries, including financial services, corporate trust, and real estate. We believe that Mr. Yam’s extensive background in public companies qualifies him to be on our board of directors.

Committees of the Board of Directors

We do not currently have any committees.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The Gessesse and Sedani Agreements

In connection with the Purchase Agreement, the Company entered into employment agreements with Mr. Gessesse and Mr. Sedani dated July 22, 2022 (the “Employment Agreements”) for an initial term of three (3) years (the “Initial Term”), commencing on the date of execution of the agreement which will automatically renew thereafter for successive terms of one (1) year each (each, a “Renewal Term”), unless one of the parties gives written notice of termination to the other party at least sixty (60) days prior to the last day of the Initial Term or the then-current Renewal Term, as applicable.

Both Mr. Gessesse’s and Mr. Sedani’s initial annual base salary will be $150,000. Each of Mr. Gessesse and Mr. Sedani will be eligible to receive a quarterly bonus as determined by, and within the sole discretion of, the Company’s board of directors (the “Board”) and Mr. Gessesse and Mr. Sedani were granted 23,500,000 and 31,500,000 shares, respectively, of the Company’s common stock valued at $0.25 per share.

With respect to 2022 and subsequent calendar years, both Mr. Gessesse and Mr. Sedani will be eligible to receive additional equity incentive award grants of the types, in the amounts and on a basis commensurate with the equity incentive awards granted to similarly-situated executive officers of the Company, as determined from time to time by the Company’s Board. Mr. Gessesse and Mr. Sedani will both be eligible to participate in the employee benefits plans generally available to other senior executive officers of the Company.

If Mr. Gessesse’s or Mr. Sedani’s employment ceases due to a termination by the Company other than for cause or his resignation with good reason (as such terms are defined in the Employment Agreements), then, subject to his timely execution and non-revocation of a release of claims, he will receive: (i) payment of any otherwise earned but unpaid compensation and benefits through the date of termination; (ii) a lump sum cash payment equal to 12 months of his annual base salary, plus all annual bonuses for the period from the date of termination through the end of the initial term or the then-current renewal term, as applicable; (iii) COBRA premiums until the earliest to occur of the expiration of twelve (12) months following the date of termination, the date he becomes eligible for participation in health and dental plans of another employer, or the date he ceases to be eligible for participation under the Company’s health and dental plans under COBRA; and (iv) accelerated vesting of all the outstanding and otherwise unvested equity awards.

No family relationship exists between Mr. Gessesse or Mr. Sedani and any of the Company’s directors or executive officers. There are no arrangements or understandings between Mr. Gessesse or Mr. Sedani and any other person pursuant to which Mr. Gessesse or Mr. Sedani was selected as an officer of the Company, nor are there any transactions to which the Company is or was a participant and in which Mr. Gessesse or Mr. Sedani had or will have a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2022 and 2021 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non - qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Andrew De Luna	2022	37,500	0	0	0	0	0	0	37,500
Vice-Chairman, Interim CEO, and CFO	2021	0	0	0	0	0	0	0	0

Teodros Gessesse	2022	37,500	0	0	0	0	0	0	37,500
CMO	2021	0	0	0	0	0	0	0	0

Darshan Sedani	2022	37,500	0	0	0	0	0	0	37,500
CVO and Board Member	2021	0	0	0	0	0	0	0	0

K. Bryce “Rick” Toussaint	2022	0	0	0	0	0	0	0	0
Board Member	2021	0	0	0	0	0	0	0	0

Mann Yam	2022	0	0	0	0	0	0	0	0
President, Chairman	2021	0	0	0	0	0	0	0	0

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2022 and 2021.

Option Exercises and Stock Vested

None.

Pension Benefits and Nonqualified Deferred Compensation

We do not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

None.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of June 30, 2022: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of June 30, 2022 there were 55,563,482 shares of our Common Stock outstanding:

Title of Class	Name of Beneficial Owners, Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %
Common (1)	Mann Yam	18,750,000	24.2%
	Bin Zhou	18,750,000	24.2%
Total		37,500,000	48.4%

(1)	Applicable percentage of ownership is based on 77,396,815 shares of Common Stock outstanding on September 19, 2022. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of September 19, 2022, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of September 19, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Common Stockholders are entitled to 1 voting right per share.

As of September 19, 2022, there were 77,396,815 shares of Common Stock issued and outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our Vice-Chairman, Andrew De Luna, is also our Interim Chief Executive Officer and Chief Financial Officer and our Director, Darshan Sedani, is also our Chief Visionary Officer.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year ended	Year ended
	June 30, 2022	June 30, 2021

Audit fees	$13,500	$20,000
Audit – related fees	—	—
Tax fees	—	—
All other fees	—	—

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014.
10.1*	Executive Employment Agreement between Frontera Group, Inc. and Darshan Sedani dated July 22, 2022.
10.2*	Executive Employment Agreement between Frontera Group, Inc. and Teodros Gessesse dated July 22, 2022.
10.3*	Consulting Agreement between Frontera Group, Inc. and Stephen Steen.
10.4*	Consulting Agreement between Frontera Group, Inc. and Long Side Ventures.
23.1*	Consent of Victor Mokuolu, CPA PLLC
31.1*	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frontera Group Inc

/s/ Mann Yam
Mann Yam
Chairman of the Board

/s/ Andrew De Luna
Andrew De Luna
Vice-Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer

/s/ Darshan Sedani
Darshan Sedani
Chief Visionary Officer and Board Member

/s/ K. Bryce “Rick” Toussaint
K. Bryce “Rick” Toussaint
Board Member

October 5, 2022