Form 10-Q
period 2022-09-30
FRONTERA GROUP INC.
filed 2022-11-22
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.

Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 18, 2022
Common Stock, $0.00001 par value	77,396,815

FRONTERA GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three-Month Periods ended September 30, 2022 and 2021

(Unaudited)

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2022	June 30, 2022
Current Assets:
Cash	$5,134	$1,648
Accounts Receivable	247,333	372,690
Other current assets	24,417	—
Total current assets	276,884	374,338
Intangible Assets	4,875,000	4,937,500
Total Assets	$5,151,884	$5,311,838

Current Liabilities:
Due to/from affiliate	$4,631,112	$4,886,612
Accounts payable	395,479	439,363
Advance from officer	12,500	—
Accrued interest	3,667	3,667
Convertible Notes	400,000	300,000
Discount on Convertible Notes	(274,630)	(264,630)
Total current liabilities	5,168,128	5,365,012
Derivative Liabilities	1,087,784	1,087,784
Total Liabilities	6,255,912	6,452,796

Commitments and Contingencies

Stockholders’ (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized, 73,796,815 shares issued and outstanding at September 30, 2022 and 47,563,483 shares issued and outstanding at June 30, 2022	738	476
Additional paid-in capital	700,631	314,893
Deficit	(1,805,397)	(1,456,327)

Total stockholders’ (deficit)	(1,104,028)	(1,140,958)
Total Liabilities and Stockholders’ (Deficit)	$5,151,884	$5,311,838

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2022	2021

Revenue	$247,333	$—
Cost of Revenue	337,600	—
Gross Profit	(90,267)	—

Operating Expenses:
Professional fees	67,208	24,425
General and administrative expenses	183,095	—
Total operating expenses	250,303	24,425

Interest Expense	12,500	—
Loss Before Income Tax Provision	(353,070)	(24,425)
Income Tax Provision	—	—
Net Loss	$(353,070)	$(24,425)

Net Loss Per Common Share:
Basic and Diluted	$—	$—

Weighted Average Common Shares Outstanding:
Basic and Diluted	61,097,178	191,540,651

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2022	2021

Operating Activities:
Net (loss)	$(353,070)	$(24,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	62,500	—
Deferred Income Taxes	(24,417)	—
Non-cash Interest	(6,000)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	125,357	10,000
Accounts Payable	(43,884)	—
Accrued Liabilities	(243,000)	—
Net Cash (Used In) Operating Activities	(482,514)	(14,425)

Financing Activities:
Proceeds from Convertible Note	100,000	—
Common Stock Issued	386,000	3,000
Officer Contribution	—	14,425
Net Cash Provided by Financing Activities	486,000	17,425

Net Change in Cash	3,486	3,000
Cash - Beginning of Period	1,648	—
Cash - End of Period	$5,134	$3,000

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2022	47,563,483	$476	$314,893	$(1,456,327)	$(1,140,958)
Issuance of New Shares	24,566,665	245	368,251	—	368,496
Issuance of New Shares – Conversion of Debt	1,666,667	17	17,483	—	17,500
Net income	—	—	—	(353,070)	(353,070)
Balance at September 30, 2022	73,796,815	$738	$700,631	$(1,805,397)	$(1,104,028)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2021	307,280,150	$3,073	$125,300	$(146,730)	$(18,357)
Cancellation of Shares	(300,000,000)	(3,000)	3,000	—	—
Issuance of New Shares	13,750,000	138	2,862	—	3,000
Net loss	—	—	—	(24,425)	(24,425)
Balance at September 30, 2021	21,030,150	$211	$131,162	$(171,155)	$(39,782)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three-Month Periods Ended September 30, 2022 and 2021

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2022 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on October 5, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022, the Company had $5,134 of cash and no cash equivalents.

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

Earnings (loss) per Share

Earnings (loss) per share is the amount of earnings (loss) attributable to each share of common stock. Earnings (loss) per share (“EPS”) is computed pursuant to section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS is computed by dividing the net income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended September 30, 2022 and 2021.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2022 and 2021. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of September 30, 2022, and a net loss for the three months ended September 30, 2022 and has no operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of September 31, 2022, and June 30, 2022, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,805,397 and $1,452,327, respectively, that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2022	June 30, 2022

Net operating loss carryforwards	$379,133	$304,989
Valuation allowance	(379,133)	(304,989)
Net deferred tax assets	$—	$—

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2022 and June 30, 2022.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three months ended September 30, 2022 and 2021, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet as of September 30, 2022 and June 30, 2022 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

As of September 30, 2022, there were 73,796,815 shares of our common stock outstanding. Our chairman of the board of directors owns 18,750,000 shares, approximately 25.4% of our outstanding shares.

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

Results of operations for the three-month periods ended September 30, 2022 and 2021

Revenue

We had revenue and cost of revenue of $247,333 and $337,600, respectively, during the three months ended September 30, 2022. We had no revenue or cost of revenue for the three months ended September 31, 2021. We did not perform any services during the three months ended September 31, 2021.

Costs and Expenses

We incurred $67,208 in professional fees and $183,095 in general and administrative expenses during the three months ended September 30, 2022. We incurred $24,425 in professional fees during the three months ended September 30, 2021.

Net Loss

We had a net loss of $353,070 during the three months ended September 30, 2022. We had net loss of $24,425 during the three months ended September 30, 2021.

Liquidity and Capital Resources

	Sept 30, 2022	June 30, 2021

Total assets	$5,151,885	$5,311,838
Total liabilities	(6,255,912)	(6,452,796)
Working capital deficiency	$(1,104,027)	$(1,140,958)

Liquidity

Since we currently have limited operations, additional capital will be required to continue operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2022 and 2021, we used $482,513 and $14,425, respectively, in operating activities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended September 30, 2022 and 2021.

Cash Flows from Financing Activities

During the three months ended March 31, 2022 and 2021, we issued 26,233,332 and 13,750,000 shares of common stock, respectively, for a total value of $385,996 and $3,000, respectively. Our Chairman of the Board of Directors contributed $14,425 to the Company during the three months ended September 31, 2021. During the three months ended September 30, 2021, we cancelled 300,000,000 shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three- and nine-month periods ended September 30, 2022, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended September 30, 2022.

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

November 18, 2022