Form 10-Q
period 2022-12-31
FRONTERA GROUP INC.
filed 2023-02-24
CIK 1602813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	February 20, 2023
Common Stock, $0.00001 par value	77,396,815

FRONTERA GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 FRONTERA GROUP INC.

For the Three- and Six-Month Periods ended December 31, 2022 and 2021

(Unaudited)

FRONTERA GROUP INC.
BALANCE SHEETS
(Unaudited)

	31-Dec-22	30-Jun-22
Current Assets:
Cash	1	$1,648
Other current assets	467,589	372,690
Total current assets	467,590	374,338
Intangible Assets	4,812,500	4,937,500

Total Assets	$5,280,090	$5,311,838

Current Liabilities:
Due to/from affiliate	$4,675,564	$4,886,612
Accounts payable	703,051	439,363
Advance from officer	12,500	—
Accrued interest	3,667	3,667
Convertible Notes	400,000	300,000
Discount on Convertible Notes	(259,630)	(264,630)
Total current liabilities	5,535,152	5,365,012
Derivative Liabilities	1,087,784	1,087,784
Total Liabilities	6,622,936	6,452,796

Commitments and Contingencies

Stockholders’ (Deficit):
Common stock par value $0.00001 per share: 1,000,000,000 shares authorized, 77,396,815 shares issued and outstanding at December 31, 2022 and 47,563,483 shares issued and outstanding at June 30, 2022	738	476
Additional paid-in capital	700,631	314,893
Deficit	(2,044,215)	(1,456,327)
Total stockholders’ (deficit)	(1,342,846)	(1,140,958)
Total Liabilities and Stockholders’ (Deficit)	$5,280,090	$5,311,838

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	252,500	—	499,833	—
Cost of Revenue	282,726	—	620,326	—
Gross Profit	(30,226)	—	(120,493)	—

Operating Expenses:
Professional fees	—	955	124,868	25,380
General and administrative expenses	70,135	—	305,023	—
Total operating expenses	70,135	955	429,891	25,380

Interest Expense	25,000		37,500
Loss Before Income Tax Provision	(125,361)	(955)	(587,884)	(25,380)
Income Tax Provision
Net Loss	(125,361)	(955)	(587,884)	(25,380)

Weighted Average Common Shares Outstanding:

- Basic and Diluted	44,797,541	191,540,651	44,797,541	158,190,476

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Years Ended December 31,
	2022	2021
Operating Activities:
Net (loss)	(587,884)	(25,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	125,000	—
Deferred Income Taxes		—
		—
Changes in Operating Assets and Liabilities:
Due to Affiliate	(260,209)
Accounts Receivable	(467,590)
Accounts Payable	692,962	25,380
Accrued Liabilities	130,000	—
Net Cash (Used In) Operating Activities	(367,721)	0

Financing Activities:
Proceeds from Convertible Note	0	3,000
Opening Balance Equity	(19,926)
Common Stock Issued	262	4,000
Additional Paid in Capital	385,738
Net Cash Provided by Financing Activities	366,074	7,000

Net Change in Cash	(1,647)	7,000
Cash - Beginning of Period	1,648	—
Cash - End of Period	1	7,000

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended December 31,
(Unaudited)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2022	47,563,483	476	314,893	(1,456,327)	(1,140,958)
Issuance of New Shares	24,566,665	245	368,251	—	368,496
Issuance of New Shares- Conversion of Debt	1,666,667	17	17,483	—	17,500
Net income	—	—	—	(587,884)	(587,884)
Balance at December 31, 2022	73,796,815	738	700,631	(2,044,211)	(1,342,846)

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at June 30, 2021	307,280,150	3,073	125,300	(146,730)	(18,357)

Cancellation of Shares	(300,000,000)	(3,000)	3,000	—	—
Issuance of New Shares	37,500,000	375	6,625	—	7,000
Net loss	—	—	—	(25,380)	(25,380)
Balance at December 31, 2021	44,780,150	448	134,925	(172,110)	(36,737)

See accompanying notes to the unaudited financial statements

FRONTERA GROUP INC.

For the Three-Month Periods Ended December 31, 2022 and 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, the Company had $1 of cash and no cash equivalents.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended December 31, 2022 and 2021.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2022 and 2021. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of December 31, 2022, and a net loss for the three months ended December 31, 2022 and has no operating cash to pay its liabilities. Management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Income Tax Provision

Deferred Tax Assets

As of December 31, 2022 and September 31, 2022, , the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $2,044,215 and $1,456,327, respectively, that may be offset against future taxable income which begin to expire in 2038. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2022	June 30, 2022

Net operating loss carryforwards	125,361	$1,320,550
Valuation allowance	(125,361)	(1,320,550)
Net deferred tax assets	$—	$—

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at December 31, 2022 and June 30, 2022.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three months ended December 31, 2022 and 2021, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet as of December 31, 2022 and June 30, 2022 relating to unrecognized tax benefits.

The tax years ended June 30, 2015, 2016 and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 5 – Related Party Transactions

 As of December 31, 2022, there were 77,396,815 shares of our common stock outstanding. Our chairman of the board of directors owns 18,750,000 shares, approximately 24.2% of our outstanding shares.

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

Results of operations for the three-month periods ended December 31, 2022 and 2021

Revenue

We had revenue and cost of revenue of $252,200 and $282,726, respectively, during the three months ended December 31, 2022. We had no revenue or cost of revenue for the three months ended December 31, 2021. We did not perform any services during the three months ended December 31, 2021.

Costs and Expenses,

We incurred $2,500 in professional fees and $5,135 in general and administrative expenses during the three months ended December 31, 2022. We incurred $955 in professional fees during the three months ended December 31, 2021.

Net Loss

We had a net loss of $125,361 during the three months ended December 31, 2022. We had net loss of $955 during the three months ended December 31, 2021.

Liquidity and Capital Resources

	December 31, 2022	June 30, 2022

Total assets	5,280,090	$5,311,838
Total liabilities	6,622,936	6,452,796
Working capital deficiency	$(1,342,846)	$(1,140,958)

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

Cash Flows

Cash Flows from Operating Activities

During the three months ended December 31, 2022 and 2021, we used $367,721 and $0, respectively, in operating activities.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended December 31, 2022 and 2021.

Cash Flows from Financing Activities

During the six months ended December 31, 2022 and 2021, we issued 7,999,999 and 0 shares of common stock, respectively, for a total value of $120,000 and $0, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three- and nine-month periods ended December 31, 2022, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three months ended December 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three months ended December 31, 2022.

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

February 20, 2023